Form 10-Q
period 2026-06-30
Air Products & Chemicals, Inc.
filed 2026-07-30
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 30 June 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value $1 per share, outstanding at 30 June 2026 was 222,685,530.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended 30 June 2026

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	30 June		30 June
(Millions of U.S. Dollars, except for share and per share data)	2026	2025	2026	2025
Sales	$3,161.0	$3,022.7	$9,435.3	$8,870.4
Cost of sales	2,125.0	2,040.1	6,416.9	6,110.5
Selling and administrative expense	219.1	222.6	675.0	687.0
Research and development expense	21.5	24.1	63.5	69.0
Business and asset actions	2,907.4	24.1	2,929.4	2,952.0
Shareholder activism-related costs	—	25.0	—	86.3
Gain on sale of business	—	67.3	—	67.3
Other income (expense), net	14.9	36.5	39.6	73.3
Operating Income (Loss)	(2,097.1)	790.6	(609.9)	(893.8)
Equity affiliates' income	205.2	167.6	556.8	463.7
Interest expense	49.4	61.4	153.4	146.2
Other non-operating income (expense), net	3.6	(6.0)	3.1	14.3
Income (Loss) From Continuing Operations Before Taxes	(1,937.7)	890.8	(203.4)	(562.0)
Income tax expense (benefit)	(515.4)	159.6	(197.3)	(205.5)
Income (Loss) From Continuing Operations	(1,422.3)	731.2	(6.1)	(356.5)
Loss from discontinued operations, net of tax	—	(8.0)	—	(8.0)
Net Income (Loss)	(1,422.3)	723.2	(6.1)	(364.5)
Net income attributable to noncontrolling interests	18.5	9.4	46.1	34.9
Net Income (Loss) Attributable to Air Products	($1,440.8)	$713.8	($52.2)	($399.4)

Net Income (Loss) Attributable to Air Products
Net income (loss) from continuing operations	($1,440.8)	$721.8	($52.2)	($391.4)
Net loss from discontinued operations	—	(8.0)	—	(8.0)
Net Income (Loss) Attributable to Air Products	($1,440.8)	$713.8	($52.2)	($399.4)

Per Share Data(A) (U.S. Dollars per share)
Basic earnings (loss) per share from continuing operations	($6.47)	$3.24	($0.23)	($1.76)
Basic loss per share from discontinued operations	—	(0.04)	—	(0.04)
Basic earnings (loss) per share attributable to Air Products	($6.47)	$3.20	($0.23)	($1.79)
Diluted earnings (loss) per share from continuing operations	($6.47)	$3.24	($0.23)	($1.76)
Diluted loss per share from discontinued operations	—	(0.04)	—	(0.04)
Diluted earnings (loss) per share attributable to Air Products	($6.47)	$3.20	($0.23)	($1.79)

Weighted Average Common Shares (in millions)
Basic	222.8	222.8	222.8	222.7
Diluted	222.8	222.9	222.8	222.7
(A) Earnings (loss) per share is calculated independently for each component and may not sum to total earnings (loss) per share due to rounding.
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	30 June
(Millions of U.S. Dollars)	2026	2025
Net Income (Loss)	($1,422.3)	$723.2
Other Comprehensive Income, net of tax:
Translation adjustments, net of tax of $4.0 and ($81.0)	40.4	528.4
Net gain on derivatives, net of tax of $6.3 and $17.1	42.5	40.9
Reclassification adjustments:
Currency translation adjustment	—	3.3
Derivatives, net of tax of ($0.8) and ($15.6)	(2.7)	(52.2)
Pension and postretirement benefits, net of tax of $2.8 and $3.4	8.9	11.5
Total Other Comprehensive Income	89.1	531.9
Comprehensive Income (Loss)	($1,333.2)	$1,255.1
Net Income Attributable to Noncontrolling Interests	18.5	9.4
Other Comprehensive Income Attributable to Noncontrolling Interests	21.7	24.0
Comprehensive Income (Loss) Attributable to Air Products	($1,373.4)	$1,221.7

	Nine Months Ended
	30 June
(Millions of U.S. Dollars)	2026	2025
Net Loss	($6.1)	($364.5)
Other Comprehensive Income, net of tax:
Translation adjustments, net of tax of $18.4 and ($69.1)	8.4	6.7
Net gain on derivatives, net of tax of $5.1 and ($1.0)	77.1	61.6
Reclassification adjustments:
Currency translation adjustment	—	5.8
Derivatives, net of tax of $9.2 and $9.9	30.2	32.7
Pension and postretirement benefits, net of tax of $9.7 and $10.3	28.1	33.5
Total Other Comprehensive Income	143.8	140.3
Comprehensive Income (Loss)	$137.7	($224.2)
Net Income Attributable to Noncontrolling Interests	46.1	34.9
Other Comprehensive Income Attributable to Noncontrolling Interests	46.1	82.4
Comprehensive Income (Loss) Attributable to Air Products	$45.5	($341.5)
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	30 June	30 September
(Millions of U.S. Dollars, except for share and per share data)	2026	2025
Assets
Current Assets
Cash and cash items	$980.5	$1,856.0
Trade receivables, net	1,881.5	1,901.2
Inventories	751.6	776.5
Prepaid expenses	155.1	174.9
Assets held for sale	475.5	427.7
Other receivables and current assets	719.3	689.5
Total Current Assets	$4,963.5	$5,825.8
Investment in net assets of and advances to equity affiliates	5,577.4	5,366.1
Plant and equipment, at cost	43,120.4	42,754.8
Less: accumulated depreciation	18,125.3	17,417.0
Plant and equipment, net	$24,995.1	$25,337.8
Goodwill, net	957.4	963.9
Intangible assets, net	278.4	293.5
Operating lease right-of-use assets, net	790.6	944.0
Noncurrent lease receivables	283.0	307.1
Financing receivables	946.4	1,000.0
Other noncurrent assets	1,653.8	1,021.3
Total Noncurrent Assets	$35,482.1	$35,233.7
Total Assets(A)	$40,445.6	$41,059.5
Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$3,529.6	$3,237.7
Accrued income taxes	98.0	179.4
Short-term borrowings	126.7	34.7
Current portion of long-term debt	769.5	716.3
Liabilities held for sale	51.5	50.5
Total Current Liabilities	$4,575.3	$4,218.6
Long-term debt	16,585.1	16,769.9
Long-term debt – related party	186.2	177.5
Noncurrent operating lease liabilities	489.8	616.0
Other noncurrent liabilities	1,374.4	1,348.1
Deferred income taxes	638.4	579.6
Total Noncurrent Liabilities	$19,273.9	$19,491.1
Total Liabilities(A)	$23,849.2	$23,709.7
Commitments and Contingencies - See Note 12
Air Products Shareholders’ Equity
Common stock (par value $1 per share; issued 2026 and 2025 - 249,455,584 shares)	249.4	249.4
Capital in excess of par value	1,328.3	1,306.5
Retained earnings	16,299.5	17,558.6
Accumulated other comprehensive loss	(1,990.1)	(2,087.8)
Treasury stock, at cost (2026 - 26,770,054 shares; 2025 - 26,867,328 shares)	(2,003.3)	(2,001.8)
Total Air Products Shareholders’ Equity	$13,883.8	$15,024.9
Noncontrolling Interests(A)	2,712.6	2,324.9
Total Equity	$16,596.4	$17,349.8
Total Liabilities and Equity	$40,445.6	$41,059.5
(A)Includes balances associated with a consolidated variable interest entity ("VIE"), including amounts reflected in "Total Assets" that can only be used to settle obligations of the VIE of $8,138.4 and $7,134.7 as of 30 June 2026 and 30 September 2025, respectively, as well as liabilities of the VIE reflected within "Total Liabilities" for which creditors do not have recourse to the general credit of Air Products of $5,474.3 and $4,937.7 as of 30 June 2026 and 30 September 2025, respectively. Refer to Note 3, Variable Interest Entities, for additional information regarding the NEOM Green Hydrogen Company joint venture.
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	30 June
(Millions of U.S. Dollars)	2026	2025
Operating Activities
Net loss	($6.1)	($364.5)
Less: Net income attributable to noncontrolling interests of continuing operations	46.1	34.9
Net loss attributable to Air Products	($52.2)	($399.4)
Net loss from discontinued operations	—	8.0
Net loss from continuing operations attributable to Air Products	(52.2)	(391.4)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	$1,131.1	$1,151.4
Deferred income taxes	(511.7)	(497.2)
Tax reform repatriation	—	(34.9)
Gain on sale of business	—	(67.3)
Business and asset actions	2,929.4	2,952.0
Undistributed earnings of equity method investments	(83.8)	(137.8)
Gain on sale of assets and investments	(4.7)	(46.9)
Share-based compensation	38.7	65.7
Noncurrent lease receivables	36.4	40.1
Other adjustments	37.2	31.4
Working capital changes that provided (used) cash, excluding effects of acquisitions:
Trade receivables	(12.4)	(91.4)
Inventories	19.9	(35.6)
Other receivables	(72.3)	(102.8)
Payables and accrued liabilities	(202.6)	(215.1)
Other working capital	56.6	(624.6)
Cash Provided by Operating Activities	$3,309.6	$1,995.6
Investing Activities
Additions to plant and equipment, including long-term deposits	($3,354.5)	($5,504.9)
Acquisitions, less cash acquired	—	(59.9)
Investments in and advances to unconsolidated affiliates	(108.8)	(365.4)
Investments in financing receivables	—	(53.8)
Proceeds from sale of assets and investments	132.8	185.4
Purchases of short-term investments	—	(117.6)
Proceeds from short-term investments	—	122.5
Proceeds from other investing activities	19.0	112.7
Cash Used for Investing Activities	($3,311.5)	($5,681.0)
Financing Activities
Long-term debt proceeds	$644.0	$3,978.2
Payments on long-term debt	(662.8)	(380.1)
Net increase in commercial paper and short-term borrowings	77.0	214.7
Dividends paid to shareholders	(1,200.0)	(1,185.7)
Investments by noncontrolling interests	301.5	485.9
Other financing activities	(36.1)	(78.7)
Cash (Used for) Provided by Financing Activities	($876.4)	$3,034.3
Effect of Exchange Rate Changes on Cash	2.8	(4.3)
Decrease in cash and cash items	($875.5)	($655.4)
Cash and cash items – Beginning of Year	1,856.0	2,979.7
Cash and Cash Items – End of Period	$980.5	$2,324.3
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Millions of U.S. Dollars, except for per share data)

	Nine Months Ended 30 June 2026
	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCL(A)	Treasury Stock	Air Products Share-holders' Equity	Non-controlling Interests	Total Equity
Balance as of 30 September 2025	$249.4	$1,306.5	$17,558.6	($2,087.8)	($2,001.8)	$15,024.9	$2,324.9	$17,349.8
Net income (loss)	—	—	(52.2)	—	—	(52.2)	46.1	(6.1)
Other comprehensive income	—	—	—	97.7	—	97.7	46.1	143.8
Dividends on common stock ($5.41 per share)	—	—	(1,204.8)	—	—	(1,204.8)	—	(1,204.8)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.4)	(0.4)
Share-based compensation	—	35.6	—	—	—	35.6	—	35.6
Issuance of treasury shares for award plans	—	(10.6)	—	—	(1.5)	(12.1)	—	(12.1)
Investments by noncontrolling interests	—	—	—	—	—	—	292.6	292.6
Purchase of noncontrolling interests	—	(3.3)	—	—	—	(3.3)	3.3	—
Other equity transactions	—	0.1	(2.1)	—	—	(2.0)	—	(2.0)
Balance as of 30 June 2026	$249.4	$1,328.3	$16,299.5	($1,990.1)	($2,003.3)	$13,883.8	$2,712.6	$16,596.4

	Nine Months Ended 30 June 2025
	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCL(A)	Treasury Stock	Air Products Share-holders' Equity	Non-controlling Interests	Total Equity
Balance as of 30 September 2024	$249.4	$1,253.2	$19,545.7	($2,027.7)	($1,984.1)	$17,036.5	$1,637.2	$18,673.7
Net income (loss)	—	—	(399.4)	—	—	(399.4)	34.9	(364.5)
Other comprehensive income	—	—	—	57.9	—	57.9	82.4	140.3
Dividends on common stock ($5.35 per share)	—	—	(1,190.5)	—	—	(1,190.5)	—	(1,190.5)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4.0)	(4.0)
Share-based compensation	—	62.5	—	—	—	62.5	—	62.5
Issuance of treasury shares for stock option and award plans	—	(13.8)	—	—	(13.0)	(26.8)	—	(26.8)
Investments by noncontrolling interests	—	—	—	—	—	—	485.9	485.9
Purchase of noncontrolling interests	—	—	—	—	—	—	(5.9)	(5.9)
Other equity transactions	—	0.2	(2.9)	—	—	(2.7)	—	(2.7)
Balance as of 30 June 2025	$249.4	$1,302.1	$17,952.9	($1,969.8)	($1,997.1)	$15,537.5	$2,230.5	$17,768.0
(A)Accumulated other comprehensive loss.

The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY (cont.)
(Unaudited)

(Millions of U.S. Dollars, except for per share data)

	Three Months Ended 30 June 2026
	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCL(A)	Treasury Stock	Air Products Share-holders' Equity	Non-controlling Interests	Total Equity
Balance as of 31 March 2026	$249.4	$1,317.2	$18,144.2	($2,057.5)	($2,003.4)	$15,649.9	$2,499.9	$18,149.8
Net income (loss)	—	—	(1,440.8)	—	—	(1,440.8)	18.5	(1,422.3)
Other comprehensive income (loss)	—	—	—	67.4	—	67.4	21.7	89.1
Dividends on common stock ($1.81 per share)	—	—	(403.1)	—	—	(403.1)	—	(403.1)
Share-based compensation	—	11.4	—	—	—	11.4	—	11.4
Issuance of treasury shares for award plans	—	(0.4)	—	—	0.1	(0.3)	—	(0.3)
Investments by noncontrolling interests	—	—	—	—	—	—	172.5	172.5
Other equity transactions	—	0.1	(0.8)	—	—	(0.7)	—	(0.7)
Balance as of 30 June 2026	$249.4	$1,328.3	$16,299.5	($1,990.1)	($2,003.3)	$13,883.8	$2,712.6	$16,596.4

	Three Months Ended 30 June 2025
	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCL(A)	Treasury Stock	Air Products Share-holders' Equity	Non-controlling Interests	Total Equity
Balance as of 31 March 2025	$249.4	$1,291.4	$17,637.3	($2,477.7)	($1,997.0)	$14,703.4	$2,076.2	$16,779.6
Net income	—	—	713.8	—	—	713.8	9.4	723.2
Other comprehensive income	—	—	—	507.9	—	507.9	24.0	531.9
Dividends on common stock ($1.79 per share)	—	—	(398.4)	—	—	(398.4)	—	(398.4)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2.6)	(2.6)
Share-based compensation	—	11.5	—	—	—	11.5	—	11.5
Issuance of treasury shares for stock option and award plans	—	(1.0)	—	—	(0.1)	(1.1)	—	(1.1)
Investments by noncontrolling interests	—	—	—	—	—	—	123.5	123.5
Other equity transactions	—	0.2	0.2	—	—	0.4	—	0.4
Balance as of 30 June 2025	$249.4	$1,302.1	$17,952.9	($1,969.8)	($1,997.1)	$15,537.5	$2,230.5	$17,768.0
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
To fully understand the basis of presentation, the interim consolidated financial statements and related notes included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended 30 September 2025 (the "2025 Form 10-K"), which was filed with the SEC on 20 November 2025. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year..
Major Accounting Policies
Refer to our 2025 Form 10-K for a description of our major accounting policies. There were no significant changes to these accounting policies during the first nine months of fiscal year 2026.
Estimates and Assumptions
Preparation of the interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in these statements and the accompanying notes. Actual results could differ from those estimates.
Discontinued Operations
The comparative interim consolidated income statements include a pre-tax loss from discontinued operations of $10.6 ($8.0 after tax) recorded during the third quarter of fiscal year 2025, primarily to increase existing liabilities for retained environmental remediation obligations associated with businesses sold in 2008. Refer to the "Piedmont" discussion under Note 12, Commitments and Contingencies, for additional information. Accordingly, the comparative results of discontinued operations are presented separately from continuing operations and segment results. The loss did not result in cash flows from discontinued operations.

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
In May 2026, the SEC issued a formal proposal to rescind the 2024 climate disclosure rules in their entirety. We will continue to monitor litigation related to the SEC's climate rule as well as the SEC's proposal to rescind the rule.
Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, to expand income tax disclosures, primarily through disaggregation requirements for the rate reconciliation and income taxes paid. The update will be effective in our Annual Report on Form 10-K for the fiscal year ending 30 September 2026. The amendments should be applied on a prospective basis with a retrospective option. We are evaluating the impact this update will have on our disclosures.
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
Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued ASU 2025-09, “Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which allows an entity to elect a practical expedient to assume that current conditions as of the balance sheet date do not change when estimating expected credit losses. This update will be effective at the beginning of fiscal year 2027, although early adoption is permitted. The amendments should be applied on a prospective basis. At this time, we do not expect the update to have a material impact on our financial statements.
Accounting for Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, “Targeted Improvements to the Accounting for Internal-Use Software”, which establishes criteria for commencing cost capitalization for software projects. This update will be effective at the beginning of fiscal year 2029, although early adoption is permitted at the beginning of an annual period. The amendments can be applied prospectively, retrospectively, or via a modified prospective transition method. We are evaluating the impact this update will have on our financial statements.
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
Environmental Credits and Environmental Credit Obligations
In May 2026, the FASB issued ASU 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818)” which establishes recognition, measurement, presentation, and disclosure requirements for environmental credits and environmental credit obligations. This update will be effective at the beginning of fiscal year 2029, although early adoption is permitted as of the beginning of an annual reporting period. The amendment should be applied on a retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. We are evaluating the impact this update will have on our financial statements.
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
NGHC Joint Venture
The NEOM Green Hydrogen Project is a multi-billion U.S. Dollar green hydrogen-based ammonia production facility that is being constructed in NEOM City, Saudi Arabia. Owned and operated by NGHC, the facility will be powered by renewable energy to produce green ammonia for Air Products as the exclusive offtaker under a long-term take-if-tendered agreement.
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
Under the project financing discussed below, the assets of NGHC can only be used to settle obligations of the joint venture, and creditors of NGHC do not have recourse to the general credit of Air Products. A table summarizing balances associated with NGHC as reflected on our consolidated balance sheets is provided below.

Project Financing
In May 2023, NGHC finalized the $6.7 billion engineering, procurement, and construction agreement, naming Air Products as the main contractor and system integrator for the facility. To support the project, NGHC secured project financing that is non-recourse to Air Products of approximately $6.1 billion, which is expected to fund about 69% of the project and is being drawn over the construction period. At the same time, NGHC secured additional credit facilities totaling approximately $500, primarily for NGHC's working capital needs. These facilities are also non-recourse to Air Products. Total principal borrowings were $5.5 billion and $4.9 billion as of 30 June 2026 and 30 September 2025, respectively. Long-term principal borrowings of $543 during the first nine months of fiscal year 2026 primarily included $260 drawn under U.S. Dollar facilities that carried a weighted-average variable interest rate of approximately 4.90% as of 30 June 2026 and $250 drawn under a 2.00% stated-rate Saudi Riyal facility.
The borrowings discussed above are primarily from long-term facilities that are presented net of unamortized discounts and debt issuance costs within "Long-term debt" on our consolidated balance sheets. Short-term borrowings were $90.0 and $24.0 as of 30 June 2026 and 30 September 2025, respectively, under a variable-rate Saudi Riyal facility that carried an interest rate of 5.40% as of 30 June 2026.
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
During the three months ended 30 June 2025, we recorded an unrealized loss of $0.3 ($0.1 attributable to our noncontrolling partners, or $0.1 attributable to Air Products after tax). For the nine months ended 30 June 2025, the total amount recorded was a net unrealized gain of $27.0 ($17.6 attributable to our noncontrolling partners, or $7.2 attributable to Air Products after tax).
We re-designated the affected swaps as cash flow hedges when the outstanding borrowings under the available project financing became commensurate with the swaps’ notional values. As of 1 January 2026, all swaps were re-designated as cash flow hedges. The unrealized gain on swaps that remained de-designated during the first quarter of fiscal year 2026 was not material.

NGHC Balance Sheet
The table below summarizes balances associated with NGHC as reflected on our consolidated balance sheets:

	30 June	30 September
	2026	2025
Assets
Cash and cash items	$57.3	$40.3
Trade receivables, net	—	1.1
Prepaid expenses	12.3	20.7
Other receivables and current assets	142.9	107.2
Total Current Assets	$212.5	$169.3
Plant and equipment, net	7,494.8	6,593.9
Operating lease right-of-use assets, net	208.6	218.0
Other noncurrent assets	222.5	153.5
Total Noncurrent Assets	$7,925.9	$6,965.4
Total Assets	$8,138.4	$7,134.7
Liabilities
Payables and accrued liabilities	$129.0	$201.7
Accrued income taxes	0.8	1.2
Short-term borrowings	90.1	24.0
Total Current Liabilities	$219.9	$226.9
Long-term debt	5,212.7	4,677.6
Noncurrent operating lease liabilities	18.2	17.8
Other noncurrent liabilities	4.5	1.6
Deferred income taxes	19.0	13.8
Total Noncurrent Liabilities	$5,254.4	$4,710.8
Total Liabilities	$5,474.3	$4,937.7
Equity
Accumulated other comprehensive income	$56.6	$38.3
Noncontrolling interests	1,831.6	1,493.6

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
Our loss exposure is limited to the carrying value of our investment in the joint venture which, including amounts attributable to noncontrolling interests, totaled approximately $3.1 billion as of both 30 June 2026 and 30 September 2025.
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

4. BUSINESS AND ASSET ACTIONS
The table below summarizes charges for business and asset actions within our consolidated income statements. These charges were not recorded in segment results.

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2026	2025	2026	2025
Project exit decisions	$2,907.4	$24.1	$2,929.4	$2,885.9
Global cost reduction plan	—	—	—	66.1
Charges recorded to operating income/loss	$2,907.4	$24.1	$2,929.4	$2,952.0
Project exit-related non-operating charges(A)	—	—	6.3	6.8
Charges recorded to income/loss from continuing operations before taxes	$2,907.4	$24.1	$2,935.7	$2,958.8
Income tax benefit	695.4	8.7	698.5	649.3
Amounts attributable to noncontrolling interests	—	—	0.6	3.5
Charges attributable to Air Products, after-tax	$2,212.0	$15.4	$2,236.6	$2,306.0
(A)Non-operating expenses in fiscal year 2026 were recorded through "Other non‑operating income (expense), net" for losses on cross‑currency interest rate swaps terminated in connection with the early repayment of intercompany loans for a gasification project being marketed for sale in China. Non-operating expenses in fiscal year 2025 were recorded through "Equity affiliates' income" and reflected an other-than-temporary impairment of a joint venture in China that had been formed to develop clean hydrogen infrastructure.
Project Exit Decisions
In February 2025, the Company approved actions to exit certain projects as part of a review of its project portfolio intended to focus resources on projects we believe will deliver the greatest value to our shareholders. These actions primarily affected clean-energy generation and distribution initiatives, including three U.S.-based projects within the Americas segment, several smaller-scale projects across the global portfolio, and two coal gasification plants in China that were subsequently marketed for sale due to customer-related challenges.
In June 2026, the Company made the decision to cancel a clean energy complex under construction in Louisiana within the Americas segment that had been designed to produce low-carbon hydrogen and ammonia. The decision was based on the determination that the expected financial returns from the project would not meet the Company's return criteria. In addition, the Company approved the exit of a green hydrogen production facility under construction in Casa Grande, Arizona, within the Americas segment, as well as certain other smaller-scale projects supporting clean energy distribution. These decisions reflected challenging commercial conditions, project-specific economic factors, and slower-than-expected development in certain end markets.
These decisions did not result in the impairment of goodwill or intangible assets.

The table below summarizes cumulative charges incurred by major type of cost through 30 June 2026, categorized based on the fiscal year in which the underlying exit decisions were made.

	FY2026 Project Exit Decisions	FY2025 Project Exit Decisions(A)	Total Project Exit Decisions
Asset write-downs(B)	$2,210.6	$3,307.8	$5,518.4
Other exit costs(C)	696.8	350.6	1,047.4
Cumulative charges through 30 June 2026	$2,907.4	$3,658.4	$6,565.8
(A) Charges related to FY2025 Project Exit Decisions include $3,630.1 recorded in fiscal year 2025 as well as $28.3 recorded during the first quarter of fiscal year 2026, primarily to update estimates for project-related commitments and asset disposal costs.
(B) Impacted assets primarily include plant and equipment. Fiscal year 2025 also included charges related to other assets associated with project exits, as discussed in Note 3, Variable Interest Entities.
(C) Primarily reflects estimated costs to terminate contractual commitments and settle asset retirement obligations.
"Assets held for sale" on our consolidated balance sheets includes gasification assets associated with two plants in China that met the held-for-sale criteria beginning in the fourth quarter of fiscal year 2025. We continue to actively market these assets for sale and remain engaged in marketing and negotiation efforts.
Both the assets held for sale and certain other plant and equipment were subject to Level 3 fair value measurements due to the use of significant unobservable inputs. Refer to Note 9, Fair Value Measurements, for additional information, including the methodology for determining fair value.
The table below provides a reconciliation of the Company's accrued liability associated with project exit decisions included within "Payables and Accrued Liabilities" on the consolidated balance sheets:

	FY2026 Project Exit Decisions	FY2025 Project Exit Decisions	Total Project Exit Decisions
Liability as of 30 September 2025	$—	$178.3	$178.3
Estimated project exit costs accrued	696.8	—	696.8
Changes in estimates	—	3.7	3.7
Cash payments	—	(92.1)	(92.1)
Liability as of 30 June 2026	$696.8	$89.9	$786.7
Estimates related to project exit decisions reflect management's best judgment based on information available when the charges were recorded. Actual results may differ from current estimates due to the resolution of contractual matters, the commercialization, redeployment, or disposition of assets, and other events that could materially impact future-period results. Certain activities associated with project exit decisions will continue beyond fiscal year 2026, including efforts to maximize the redeployment of assets to existing or future projects or the sale of assets to third parties, and reduce exposure under existing contractual arrangements. The Company's review of its project portfolio remains ongoing.

Global Cost Reduction Plan
In June 2023, we initiated a global cost reduction plan that provides severance and other postemployment benefits to employees designated for involuntary separation. In accordance with our accounting policy, we recognize related costs in the period management formally commits to a defined set of actions under the plan. Benefits are determined based on the terms of our established ongoing benefit arrangements. Since the plan was initiated, we have incurred cumulative costs totaling $207.7 for over 3,600 employees globally. Our consolidated prior-year income statement reflects costs of $66.1 for actions identified during the second quarter of fiscal year 2025.
The table below provides a reconciliation of the beginning and ending liability balances associated with our global cost reduction plan, which are reflected within “Payables and Accrued Liabilities” on our consolidated balance sheets:

Amount accrued as of 30 September 2025	$101.6
Cash payments	(47.7)
Currency translation adjustment	(0.6)
Amount accrued as of 30 June 2026	$53.3

The remaining liability as of 30 June 2026 relates to employees identified during fiscal year 2025. We expect substantially all affected employees to be notified by fiscal year-end. However, the timing of these notifications may be impacted by legal requirements that vary by jurisdiction and the timing of actions taken to implement certain project exit decisions.

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

	Three Months Ended 30 June 2026
	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
On-site	$783.1	$594.3	$277.7	$15.8	$—	$1,670.9	53%
Merchant	538.3	291.7	538.0	19.0	—	1,387.0	44%
Sale of equipment	—	—	—	—	103.1	103.1	3%
Total	$1,321.4	$886.0	$815.7	$34.8	$103.1	$3,161.0	100%

	Three Months Ended 30 June 2025
	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
On-site	$708.1	$546.2	$265.5	$23.9	$—	$1,543.7	51%
Merchant	552.9	263.8	505.0	14.4	—	1,336.1	44%
Sale of equipment	—	—	—	—	142.9	142.9	5%
Total	$1,261.0	$810.0	$770.5	$38.3	$142.9	$3,022.7	100%

	Nine Months Ended 30 June 2026
	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
On-site	$2,407.4	$1,744.8	$816.3	$48.0	$—	$5,016.5	53%
Merchant	1,639.6	805.3	1,570.4	46.3	—	4,061.6	43%
Sale of equipment	—	—	—	—	357.2	357.2	4%
Total	$4,047.0	$2,550.1	$2,386.7	$94.3	$357.2	$9,435.3	100%

	Nine Months Ended 30 June 2025
	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
On-site	$2,181.7	$1,598.6	$743.0	$61.2	$—	$4,584.5	52%
Merchant	1,654.1	802.6	1,452.1	42.7	—	3,951.5	44%
Sale of equipment	—	—	—	—	334.4	334.4	4%
Total	$3,835.8	$2,401.2	$2,195.1	$103.9	$334.4	$8,870.4	100%

Interest income associated with financing and lease arrangements accounted for approximately 1% of our total consolidated sales for the periods presented.
Remaining Performance Obligations
As of 30 June 2026, the transaction price allocated to remaining performance obligations is estimated to be approximately $28 billion. This amount includes fixed-charge contract provisions associated with our on-site and sale of equipment supply modes. We estimate that approximately half of this revenue will be recognized over the next five years and the balance thereafter.
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
Contract Balances
The table below details balances arising from contracts with customers:

		30 June	30 September
	Balance Sheet Location	2026	2025
Assets
Contract assets – current	Other receivables and current assets	$64.5	$152.6
Contract fulfillment costs – current	Other receivables and current assets	76.0	85.4
Contract assets – noncurrent	Other noncurrent assets	110.0	82.3
Contract fulfillment costs – noncurrent	Other noncurrent assets	32.4	33.8
Liabilities
Contract liabilities – current	Payables and accrued liabilities	$219.2	$253.4
Contract liabilities – noncurrent	Other noncurrent liabilities	278.6	283.6
During the first nine months of fiscal year 2026, we recognized sales of approximately $160 associated with sale of equipment contracts that were included within our current contract liabilities as of 30 September 2025.

6. INVENTORIES
The components of inventories are as follows:

	30 June	30 September
	2026	2025
Finished goods	$192.8	$191.9
Work in process	54.0	42.4
Raw materials, supplies, and other	504.8	542.2
Inventories	$751.6	$776.5
7. GOODWILL
Changes to the carrying amount of consolidated goodwill by segment for the nine months ended 30 June 2026 are as follows:

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total
Goodwill, net as of 30 September 2025	$143.5	$172.5	$597.9	$15.8	$34.2	$963.9
Currency translation	1.7	—	(8.2)	—	—	(6.5)
Goodwill, net as of 30 June 2026	$145.2	$172.5	$589.7	$15.8	$34.2	$957.4

	30 June	30 September
	2026	2025
Goodwill, gross	$1,244.4	$1,238.6
Accumulated impairment losses(A)	(287.0)	(274.7)
Goodwill, net	$957.4	$963.9
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
Forward Exchange Contracts
We enter into forward exchange contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated cash flows and certain firm commitments, such as the purchase of plant and equipment. We also enter into forward exchange contracts to hedge the cash flow exposure on intercompany loans and third-party debt. This portfolio of forward exchange contracts consists primarily of the U.S. Dollar and each of the Chinese Renminbi, Canadian Dollar, and South Korean Won. The maximum remaining term of any forward exchange contract currently outstanding and designated as a cash flow hedge at 30 June 2026 is 2.2 years.
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
The table below summarizes our outstanding currency price risk management instruments:

	30 June 2026		30 September 2025
	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward Exchange Contracts:
Cash flow hedges	$4,630.6	0.6	$3,625.5	0.6
Net investment hedges	72.3	0.1	73.9	0.8
Not designated	1,703.1	1.4	2,968.6	1.2
Total Forward Exchange Contracts	$6,406.0	0.8	$6,668.0	0.9
The increase in the notional value of cash flow hedges is primarily due to the origination of forward exchange contracts designated as cash flow hedges of intercompany loans. The decrease in the notional value of forward exchange contracts that are not designated is primarily due to maturities.
We also use foreign currency-denominated debt to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries. The designated foreign currency-denominated debt and related accrued interest was €3,117.2 million ($3,560.4 million) at 30 June 2026 and €3,188.1 million ($3,741.5 million) at 30 September 2025. The designated foreign currency-denominated debt is presented within "Long-term debt" on our consolidated balance sheets.

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
Interest Rate Management Contracts
We enter into interest rate swaps to change the fixed/variable interest rate mix of our debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to manage interest rate risks and costs inherent in our debt portfolio. Our interest rate management portfolio generally consists of fixed-to-floating interest rate swaps (which are designated as fair value hedges), pre-issuance interest rate swaps and treasury locks (which hedge the interest rate risk associated with anticipated fixed-rate debt issuances and are designated as cash flow hedges), and floating-to-fixed interest rate swaps (which are designated as cash flow hedges). As of 30 June 2026, the outstanding interest rate swaps were denominated in U.S. Dollars. The notional amount of the interest rate swap agreements is equal to or less than the designated debt being hedged. When interest rate swaps are used to hedge variable-rate debt, the indices of the swaps and the debt to which they are designated are the same. It is our policy not to enter into any interest rate management contracts which lever a move in interest rates on a greater than one-to-one basis.
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
The table below summarizes our outstanding interest rate management contracts and cross currency interest rate swaps:

	30 June 2026				30 September 2025
	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$600.0	SOFR	1.80%	1.9	$800.0	SOFR	1.64%	2.0
Interest rate swaps (cash flow hedge)(A)	$3,626.2	2.82%	SOFR	19.4	$3,106.0	2.78%	SOFR	20.1
Interest rate swaps (not designated)(A)	$—	—%	—%	0.0	$269.1	3.28%	SOFR	20.2
Cross currency interest rate swaps (net investment hedge)	$2,036.9	2.07%	3.70%	1.8	$70.3	4.86%	4.53%	0.5
Cross currency interest rate swaps (cash flow hedge)	$84.2	4.70%	2.88%	0.6	$247.7	5.21%	3.12%	1.6
Cross currency interest rate swaps (not designated)	$23.2	0.15%	1.85%	0.9	$—	—%	—%	0.0
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

The table below provides the amounts recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying amounts of hedged item		Cumulative hedging adjustment, included in carrying amount
	30 June	30 September	30 June	30 September
Balance Sheet Location	2026	2025	2026	2025
Current portion of long-term debt	$644.5	$549.7	($5.0)	($0.3)
Long-term debt	$879.7	$1,522.5	($17.4)	($23.1)
The table below summarizes the fair value and balance sheet location of our outstanding derivatives:

	Balance Sheet Location	30 June	30 September	Balance Sheet Location	30 June	30 September
		2026	2025		2026	2025
Derivatives Designated as Hedging Instruments:
Forward exchange contracts	Other receivables and current assets	$59.3	$50.7	Payables and accrued liabilities	$58.6	$21.4
Interest rate management contracts	Other receivables and current assets	19.5	13.1	Payables and accrued liabilities	32.6	0.3
Forward exchange contracts	Other noncurrent assets	20.7	10.1	Other noncurrent liabilities	3.2	3.4
Interest rate management contracts	Other noncurrent assets	259.1	138.2	Other noncurrent liabilities	80.0	23.8
Total Derivatives Designated as Hedging Instruments		$358.6	$212.1		$174.4	$48.9
Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	Other receivables and current assets	$6.2	$17.8	Payables and accrued liabilities	$2.8	$14.2
Interest rate management contracts	Other receivables and current assets	—	—	Payables and accrued liabilities	1.3	—
Forward exchange contracts	Other noncurrent assets	0.2	2.7	Other noncurrent liabilities	28.8	30.5
Interest rate management contracts	Other noncurrent assets	—	11.8	Other noncurrent liabilities	—	—
Total Derivatives Not Designated as Hedging Instruments		$6.4	$32.3		$32.9	$44.7
Total Derivatives		$365.0	$244.4		$207.3	$93.6
Refer to Note 9, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The tables below summarize gains (losses) recognized in other comprehensive income during the period related to our net investment and cash flow hedging relationships:

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2026	2025	2026	2025
Net Investment Hedging Relationships
Forward exchange contracts	($0.5)	($35.2)	($3.9)	($1.3)
Foreign currency debt	42.5	(276.9)	97.3	(248.9)
Cross currency interest rate swaps(A)	(26.8)	—	(29.5)	0.4
Total Amount Recognized in OCI	15.2	(312.1)	63.9	(249.8)
Tax effects	(3.7)	75.3	(15.4)	59.9
Net Amount Recognized in OCI	$11.5	($236.8)	$48.5	($189.9)
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

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2026	2025	2026	2025
Derivatives in Cash Flow Hedging Relationships
Forward exchange contracts	$19.6	$80.3	$10.5	($54.1)
Forward exchange contracts, excluded components	(4.5)	(1.8)	(14.9)	(8.1)
Other(A)	33.7	(20.5)	86.6	122.8
Total Amount Recognized in OCI	48.8	58.0	82.2	60.6
Tax effects	(6.3)	(17.1)	(5.1)	1.0
Net Amount Recognized in OCI	$42.5	$40.9	$77.1	$61.6
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

The tables below summarize the location and amounts recognized in income related to our cash flow and fair value hedging relationships by contract type:

	Three Months Ended 30 June
	Sales		Cost of Sales		Interest Expense		Other Non-Operating Income (Expense), Net
	2026	2025	2026	2025	2026	2025	2026	2025
Total presented in consolidated income statements that includes effects of hedging below	$3,161.0	$3,022.7	$2,125.0	$2,040.1	$49.4	$61.4	$3.6	($6.0)
(Gain) Loss Effects of Cash Flow Hedging:
Forward Exchange Contracts:
Amount reclassified from OCI into income	($0.4)	($0.1)	$7.3	($0.3)	$—	$—	($16.2)	($73.6)
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	—	—	—	—	—	5.4	2.7
Other:
Amount reclassified from OCI into income	—	—	—	—	(0.3)	(0.4)	0.7	3.7
Amount reclassified from OCI into income due to de-designation	—	—	—	—	—	—	—	0.2
Total (Gain) Loss Reclassified from OCI to Income	(0.4)	(0.1)	7.3	(0.3)	(0.3)	(0.4)	(10.1)	(67.0)
Tax effects	(0.2)	—	(1.8)	0.1	0.1	—	2.7	15.5
Net (Gain) Loss Reclassified from OCI to Income	($0.6)	($0.1)	$5.5	($0.2)	($0.2)	($0.4)	($7.4)	($51.5)
(Gain) Loss Effects of Fair Value Hedging:
Other:
Hedged items	$—	$—	$—	$—	($0.9)	$8.0	$—	$—
Derivatives designated as hedging instruments	—	—	—	—	0.9	(8.0)	—	—
Total (Gain) Loss Recognized in Income	$—	$—	$—	$—	$—	$—	$—	$—

	Nine Months Ended 30 June
	Sales		Cost of Sales		Interest Expense		Other Non-Operating Income (Expense), Net
	2026	2025	2026	2025	2026	2025	2026	2025
Total presented in consolidated income statements that includes effects of hedging below	$9,435.3	$8,870.4	$6,416.9	$6,110.5	$153.4	$146.2	$3.1	$14.3
(Gain) Loss Effects of Cash Flow Hedging:
Forward Exchange Contracts:
Amount reclassified from OCI into income	($1.7)	$0.3	$6.8	$7.3	$—	$—	$8.8	$30.8
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	—	—	—	—	—	16.2	13.1
Other:
Amount reclassified from OCI into income	—	—	—	—	(1.1)	0.1	10.4	(9.2)
Amount reclassified from OCI into income due to de-designation	—	—	—	—	—	—	—	0.2
Total (Gain) Loss Reclassified from OCI to Income	(1.7)	0.3	6.8	7.3	(1.1)	0.1	35.4	34.9
Tax effects	—	(0.1)	(1.6)	(1.5)	0.3	(0.2)	(7.9)	(8.1)
Net (Gain) Loss Reclassified from OCI to Income	($1.7)	$0.2	$5.2	$5.8	($0.8)	($0.1)	$27.5	$26.8

(Gain) Loss Effects of Fair Value Hedging:
Other:
Hedged items	$—	$—	$—	$—	$1.0	$8.3	$—	$—
Derivatives designated as hedging instruments	—	—	—	—	(1.0)	(8.3)	—	—
Total (Gain) Loss Recognized in Income	$—	$—	$—	$—	$—	$—	$—	$—

The tables below summarize the location and amounts recognized in income related to our derivatives not designated as hedging instruments by contract type:

	Three Months Ended 30 June
	Other Income (Expense), Net		Other Non-Operating Income (Expense), Net
	2026	2025	2026	2025
The Effects of Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	$0.4	$4.0	($2.0)	$—
De-designated interest rate swaps	—	—	—	0.1
Other	—	—	0.5	—
Total (Gain) Loss Recognized in Income	$0.4	$4.0	($1.5)	$0.1

	Nine Months Ended 30 June
	Other Income (Expense), Net		Other Non-Operating Income (Expense), Net
	2026	2025	2026	2025
The Effects of Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	$0.2	($2.7)	($2.2)	($0.8)
De-designated interest rate swaps	—	—	(1.9)	(27.2)
Other	—	—	1.3	(1.7)
Total (Gain) Loss Recognized in Income	$0.2	($2.7)	($2.8)	($29.7)
The amount of unrealized gains and losses related to cash flow hedges as of 30 June 2026 that are expected to be reclassified to earnings in the next twelve months is not material.
The cash flows related to derivative contracts are generally reported in the operating activities section of the consolidated statements of cash flows.
Credit Risk-Related Contingent Features
Certain derivative instruments are executed under agreements that require us to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If our credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $119.8 and $43.3 as of 30 June 2026 and 30 September 2025, respectively. Because our current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.
Counterparty Credit Risk Management
We execute financial derivative transactions with counterparties that are highly rated financial institutions, all of which are investment grade at this time. Some of our underlying derivative agreements give us the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s, Moody’s, or Fitch. The collateral that the counterparties would be required to post was $282.3 and $174.0 as of 30 June 2026 and 30 September 2025, respectively. No financial institution is required to post collateral at this time, as all have credit ratings at or above threshold.

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

The carrying values and fair values of financial instruments were as follows:

	30 June 2026		30 September 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Forward exchange contracts	$86.4	$86.4	$81.3	$81.3
Interest rate management contracts	278.6	278.6	163.1	163.1
Liabilities
Derivatives
Forward exchange contracts	$93.4	$93.4	$69.5	$69.5
Interest rate management contracts	113.9	113.9	24.1	24.1
Long-term debt, including current portion and related party	17,540.8	17,134.0	17,663.7	17,348.7
The carrying amounts reported on the consolidated balance sheets for cash and cash items, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.
The table below summarizes assets and liabilities on the consolidated balance sheets that are measured at fair value on a recurring basis:

	30 June 2026				30 September 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Forward exchange contracts	$86.4	$—	$86.4	$—	$81.3	$—	$81.3	$—
Interest rate management contracts	278.6	—	278.6	—	163.1	—	163.1	—
Total Assets at Fair Value	$365.0	$—	$365.0	$—	$244.4	$—	$244.4	$—
Liabilities at Fair Value
Derivatives
Forward exchange contracts	$93.4	$—	$93.4	$—	$69.5	$—	$69.5	$—
Interest rate management contracts	113.9	—	113.9	—	24.1	—	24.1	—
Total Liabilities at Fair Value	$207.3	$—	$207.3	$—	$93.6	$—	$93.6	$—

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
Because there were no observable market prices available, fair value, including costs to sell, for long-lived assets that met the held-for-sale criteria was estimated using an internally developed discounted cash flow analysis, which resulted in an impairment charge of $350.6 in the fourth quarter of fiscal year 2025. There were no material changes to valuation assumptions during the first nine months of fiscal year 2026. Any gain or loss from the sales will be recognized upon closing of any such transaction based on the carrying amounts classified as held for sale. Interim adjustments may be recorded prior to closing if market participant assumptions or other valuation inputs change, including updates to expected selling price or transaction timing.
Plant and equipment that did not meet the held‑for‑sale criteria.
These assets were evaluated for recoverability in the third quarter of fiscal year 2026, and the resulting impairment loss of approximately $2.2 billion was recorded through "Business and asset actions" in accordance with ASC 360, Property, Plant, and Equipment.
The table below presents the nonrecurring fair value measurements of these long-lived assets, categorized within the fair value hierarchy:

Balance Sheet Location	Total Estimated Value	Level 1	Level 2	Level 3
Assets held for sale	$461.6	$—	$—	$461.6
Plant and equipment, net	201.2	—	—	201.2

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
We also maintain a five-year $3.0 billion revolving credit agreement that matures on 31 March 2029. Both the 364-day agreement and the five-year agreement are syndicated committed facilities that provide a source of liquidity and support our commercial paper program through the availability of senior unsecured debt to us and certain of our subsidiaries. No borrowings were outstanding under either of the agreements as of 30 June 2026 or 30 September 2025.
NEOM Green Hydrogen Project Financing
During the first nine months of fiscal year 2026, NGHC borrowed long-term principal of $543 from project financing available to the joint venture to support the NEOM Green Hydrogen Project. Refer to Note 3, Variable Interest Entities, for additional information.
Repayments
During the first quarter of fiscal year 2026, we repaid at maturity $550.0 aggregate principal amount of our 1.50% senior notes due October 2025, plus accumulated and unpaid interest through the maturity date.
Related Party Debt
Refer to Note 17, Supplemental Information.

11. RETIREMENT BENEFITS
The components of net periodic cost for our defined benefit pension plans for the three and nine months ended 30 June 2026 and 2025 were as follows:

	Pension Benefits
	2026			2025
Three Months Ended 30 June	U.S.	International	Total	U.S.	International	Total
Service cost	$1.9	$2.8	$4.7	$2.3	$3.0	$5.3
Non-service cost:
Interest cost	29.0	15.3	44.3	29.9	14.5	44.4
Expected return on plan assets	(35.1)	(17.3)	(52.4)	(33.1)	(15.3)	(48.4)
Prior service cost amortization	0.2	0.2	0.4	0.2	0.3	0.5
Actuarial loss amortization	8.7	2.2	10.9	11.7	2.4	14.1
Settlements	—	—	—	—	0.3	0.3
Other	—	0.3	0.3	—	0.1	0.1
Net Periodic Cost	$4.7	$3.5	$8.2	$11.0	$5.3	$16.3

	Pension Benefits
	2026			2025
Nine Months Ended 30 June	U.S.	International	Total	U.S.	International	Total
Service cost	$5.7	$8.4	$14.1	$6.9	$8.6	$15.5
Non-service cost:
Interest cost	87.1	44.9	132.0	89.7	42.2	131.9
Expected return on plan assets	(105.6)	(51.5)	(157.1)	(99.5)	(44.5)	(144.0)
Prior service cost amortization	0.8	0.7	1.5	0.8	0.7	1.5
Actuarial loss amortization	26.1	7.4	33.5	35.1	7.2	42.3
Settlements	1.2	0.1	1.3	—	0.4	0.4
Other	—	0.9	0.9	—	0.2	0.2
Net Periodic Cost	$15.3	$10.9	$26.2	$33.0	$14.8	$47.8
Our service costs are primarily included within "Cost of sales" and "Selling and administrative expense" on our consolidated income statements. The amount of service costs capitalized in the first nine months of fiscal years 2026 and 2025 were not material. The non-service related impacts are presented outside operating results within "Other non-operating income (expense), net."
For the nine months ended 30 June 2026 and 2025, our cash contributions to funded pension plans and benefit payments under unfunded pension plans were $18.4 and $20.8, respectively. Total contributions for fiscal year 2026 are expected to be approximately $25 to $35. During fiscal year 2025, total contributions were $29.9.
During the three and nine months ended 30 June 2026, we recognized actuarial loss amortization of $0.4 and $1.5 for our other postretirement benefits plans. There was no actuarial gain amortization recognized during the three months ended 30 June 2025 for our other postretirement benefit plans. During the nine months ended 30 June 2025, we recognized actuarial gain amortization of $0.4 for our other postretirement benefits plans.

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
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of 30 June 2026 and 30 September 2025, the consolidated balance sheets included accruals of $83.1 and $85.6, respectively, primarily as part of other noncurrent liabilities. These environmental liabilities will be paid over a period of up to 30 years. We estimate the exposure for environmental loss contingencies to range from $83 to a reasonably possible upper exposure of $96 as of 30 June 2026.
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
Pace
As of 30 June 2026, $52.8 of the environmental accrual was related to our facility in Pace, Florida.
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
In the first quarter of 2015, we entered into a consent order with the FDEP requiring us to continue our remediation efforts at the Pace facility and complete a cost review every five years. In fiscal year 2020, we completed an updated cost review of the environmental remediation status at the Pace facility and increased our environmental accrual for this site by $19 in continuing operations on the consolidated balance sheets and recognized a before-tax expense of $19 in results from discontinued operations. In fiscal year 2024, we completed our most recent cost review of the environmental remediation status at the Pace facility. Based on our review, we expect ongoing activities to continue for 30 years. Additionally, we increased our estimate of near-term spending for an optimized groundwater recovery system and future annual costs due to higher inflation. As a result of these changes, we increased our environmental accrual for this site by $19 in continuing operations on the consolidated balance sheets and recognized a before-tax expense of $19 in results from discontinued operations in fiscal year 2024. There have been no significant changes to the estimated exposure.

We have implemented many of the remedial corrective measures at the Pace facility required under the 1995 consent orders issued by the FDEP and the USEPA. Contaminated soils have been bioremediated, and the treated soils have been secured in a lined on-site corrective action management unit. Several groundwater recovery systems have been installed to contain and remove contamination from groundwater. We completed an extensive assessment of the site to determine the efficacy of existing measures, what additional corrective measures may be needed, and whether newer remediation technologies that were not available in the 1990s might be better suited for groundwater remediation. Based on assessment results, we completed a focused feasibility study that identified alternative approaches that may more effectively remove contaminants. We continue to review alternative remedial approaches with the FDEP, and we completed additional field work during 2021 to support the design of an improved groundwater recovery network. This network targets areas of higher contaminant concentration and avoids areas of high groundwater iron which has proven to be a significant operability issue for the project. The design of the optimized recovery system was completed in fiscal year 2024, with construction expected to begin in fiscal year 2027. In the fourth quarter of fiscal year 2024, we completed an updated cost review which resulted in a change in assumptions regarding future operating costs as discussed above.
Piedmont
As of 30 June 2026, $9.7 of the environmental accrual was related to a production facility site in Piedmont, South Carolina.
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
Remediation has progressed in accordance with the design, which has included in-situ chemical oxidation treatment, as well as soil vapor extraction to remove volatile organic compounds from the unsaturated soils beneath the impacted areas of the plant. We currently estimate that source area remediation and groundwater recovery and treatment will continue through 2033. Thereafter, we currently expect this site to go into a state of monitored natural attenuation through 2038. We recognized a before-tax expense of $24 in 2008 as a component of income from discontinued operations and recorded an environmental liability of $24 in continuing operations on the consolidated balance sheets.
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
Pasadena
As of 30 June 2026, $9.6 of the environmental accrual was related to a production facility site in Pasadena, Texas.
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
Changes to the carrying amount of our asset retirement obligations were as follows:

30 September 2025	$406.2
Additional accruals(A)	83.7
Liabilities settled	(21.2)
Accretion expense	10.6
Currency translation adjustment and other	1.4
30 June 2026	$480.7
(A) Primarily relates to project exit decisions discussed in Note 4, Business and Asset Actions.

13. SHARE-BASED COMPENSATION
Our share-based compensation program includes performance and time-based deferred stock units. We issue shares from treasury stock upon the payout of deferred stock units. As of 30 June 2026, there were 0.6 million shares available for future grant under our Long-Term Incentive Plan ("LTIP"), which is shareholder approved.
Share-based compensation cost recognized on the consolidated income statements is summarized below:

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2026	2025	2026	2025
Before-tax share-based compensation cost(A)	$12.3	$11.0	$38.6	$65.8
Income tax benefit	(2.9)	(2.8)	(9.1)	(15.8)
After-tax share-based compensation cost	$9.4	$8.2	$29.5	$50.0
(A)Fiscal year 2025 includes noncash executive separation costs of $22.4 to accelerate vesting of share-based awards. Refer to the "Shareholder Activism-Related Costs" disclosure in Note 17, Supplemental Information, for additional information.
Before-tax share-based compensation cost is primarily included in "Selling and administrative expense" on our consolidated income statements. The amount of share-based compensation cost capitalized in the first nine months of fiscal years 2026 and 2025 was not material.
Deferred Stock Units
During the nine months ended 30 June 2026, we granted 100,048 performance shares to be earned over the performance period beginning 1 October 2025 and ending 30 September 2028.
The award conditions are equally weighted between market-based conditions, which consider total shareholder return ("TSR") measured against a fixed group of companies that comprise the S&P 500 Industrials Index and the S&P Materials Index, and an internal performance measure for return on capital.
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
In addition, during the nine months ended 30 June 2026, we granted 132,946 time-based deferred stock units at a weighted average grant-date fair value of $261.00.
We generally expense the grant-date fair value of these awards on a straight-line basis over the applicable vesting period. For the portion of performance shares subject to the achievement of return on capital, we consider the probability of meeting performance targets when recording compensation expense throughout the performance period.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS
The tables below summarize changes in accumulated other comprehensive loss ("AOCL"), net of tax, attributable to Air Products for the three and nine months ended 30 June 2026:

	Derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 31 March 2026	$87.2	($1,667.6)	($477.1)	($2,057.5)
Other comprehensive income before reclassifications	42.5	40.4	—	82.9
Amounts reclassified from AOCL	(2.7)	—	8.9	6.2
Net current period other comprehensive income	39.8	40.4	8.9	89.1
Amount attributable to noncontrolling interests	17.0	4.9	(0.2)	21.7
Balance at 30 June 2026	$110.0	($1,632.1)	($468.0)	($1,990.1)

	Derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 30 September 2025	$49.3	($1,640.7)	($496.4)	($2,087.8)
Other comprehensive income before reclassifications	77.1	8.4	—	85.5
Amounts reclassified from AOCL	30.2	—	28.1	58.3
Net current period other comprehensive income	107.3	8.4	28.1	143.8
Amount attributable to noncontrolling interests	46.6	(0.2)	(0.3)	46.1
Balance at 30 June 2026	$110.0	($1,632.1)	($468.0)	($1,990.1)
The table below summarizes the reclassifications out of AOCL and the affected line item on the consolidated income statements:

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2026	2025	2026	2025
(Gain) Loss on Cash Flow Hedges, net of tax
Sales	($0.6)	($0.1)	($1.7)	$0.2
Cost of sales	5.5	(0.2)	5.2	5.8
Interest expense	(0.2)	(0.4)	(0.8)	(0.1)
Other non-operating income (expense), net	(7.4)	(51.5)	27.5	26.8
Total (Gain) Loss on Cash Flow Hedges, net of tax	($2.7)	($52.2)	$30.2	$32.7
Currency translation adjustment associated with business and asset actions	$—	$3.3	$—	$5.8
Pension and Postretirement Benefits, net of tax(A)	$8.9	$11.5	$28.1	$33.5
(A)The components of net periodic benefit/cost reclassified out of AOCL include items such as prior service cost amortization, actuarial loss amortization, settlements, and curtailments and are included in “Other non-operating income (expense), net” on the consolidated income statements. Refer to Note 11, Retirement Benefits, for additional information.

15. EARNINGS (LOSS) PER SHARE
The table below details the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2026	2025	2026	2025
Numerator
Net income (loss) from continuing operations	($1,440.8)	$721.8	($52.2)	($391.4)
Net loss from discontinued operations	—	(8.0)	—	(8.0)
Net income (loss) attributable to Air Products	($1,440.8)	$713.8	($52.2)	($399.4)
Denominator (in millions)
Weighted average common shares — Basic	222.8	222.8	222.8	222.7
Effect of dilutive securities:
Employee award plans	—	0.1	—	—
Weighted average common shares — Diluted	222.8	222.9	222.8	222.7

Per Share Data(A) (U.S. Dollars per share)
Basic EPS from continuing operations	($6.47)	$3.24	($0.23)	($1.76)
Basic EPS from discontinued operations	—	(0.04)	—	(0.04)
Basic earnings (loss) per share attributable to Air Products	($6.47)	$3.20	($0.23)	($1.79)

Diluted EPS from continuing operations	($6.47)	$3.24	($0.23)	($1.76)
Diluted EPS from discontinued operations	—	(0.04)	—	(0.04)
Diluted earnings (loss) per share attributable to Air Products	($6.47)	$3.20	($0.23)	($1.79)
(A) Earnings (loss) per share is calculated independently for each component and may not sum to total earnings (loss) per share due to rounding.
The table below summarizes antidilutive outstanding share-based awards that were excluded from the computation of diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2026	2025	2026	2025
Antidilutive outstanding share-based awards(A)	0.2	0.1	0.2	0.2
(A)Due to the net loss reported for the three and nine months ended 30 June 2026, and the nine months ended 30 June 2025, outstanding share-based awards were excluded from the computation of diluted loss per share, as their inclusion would have been antidilutive.

16. INCOME TAXES
Effective Tax Rate

	Three Months Ended 30 June		Nine Months Ended 30 June
	2026	2025	2026	2025
Income tax expense (benefit)	($515.4)	$159.6	($197.3)	($205.5)
Income (Loss) from continuing operations before taxes	(1,937.7)	890.8	(203.4)	(562.0)
Effective tax rate	26.6%	17.9%	97.0%	36.6%
As discussed in Note 4, Business and Asset Actions, to the consolidated financial statements, we recorded charges for business and asset actions, primarily related to project exit decisions, that contributed to significant variability in our effective tax rate for the periods presented. Net tax benefits of $698.5 associated with these charges during the first nine months of fiscal year 2026 were recorded primarily during the third quarter and consisted primarily of tax benefits recognized at local statutory income tax rates in the U.S. In the prior year, a net tax benefit of $649.3 was recognized primarily during the second quarter. This included $22.5 to establish reserves for uncertain tax positions associated with the deductibility of charges incurred by subsidiaries, as well as a $15.2 cost primarily attributable to lower U.S. tax benefits on foreign-derived income. The net tax benefit also included a $41.8 increase in our valuation allowance related to tax benefits arising from foreign business and asset actions for which no income tax benefit could be recognized.
The prior year net income tax benefit also included several discrete tax items that affected the effective tax rate. This included a $34.9 tax benefit, net of a $67.8 reserve for an uncertain tax position, related to our intent to file a refund claim associated with deemed foreign dividends under the Tax Cuts and Jobs Act. Additionally, we recorded a $14.6 net tax benefit associated with shareholder activism-related costs as well as a $31.4 tax expense related to estimated withholding taxes on certain foreign earnings no longer considered indefinitely reinvested.
Cash Paid for Taxes, Net of Refunds
Income tax payments, net of refunds, were $388.8 and $856.1 for the nine months ended 30 June 2026 and 2025, respectively. Fiscal year 2025 included tax payments related to the sale of the LNG business.
17. SUPPLEMENTAL INFORMATION
Related Party Transactions
We have related party sales to some of our equity affiliates and joint venture partners as well as other income primarily from fees charged for use of Air Products' patents and technology. Sales to and other income from related parties totaled approximately $85 and $275 for the three and nine months ended 30 June 2026, respectively, and $90 and $240 for the three and nine months ended 30 June 2025, respectively. Sales agreements with related parties include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party. As of 30 June 2026 and 30 September 2025, our consolidated balance sheets included related party trade receivables of approximately $200 and $105, respectively.
During the third quarter of fiscal year 2025, we reimbursed $24.7 to Mantle Ridge LP and certain of its affiliated entities (collectively, “Mantle Ridge”, a related party) for costs they incurred in connection with the proxy contest that concluded in January 2025. Refer to “Shareholder Activism-Related Costs” below for additional information.
Related party debt consists of shareholder loans with our joint venture partner, Lu’An Clean Energy Company. Total debt owed to related parties was $215.7 and $236.5 as of 30 June 2026 and 30 September 2025, respectively. These amounts included $29.5 and $59.0, respectively, in "Current portion of long-term debt" on the consolidated balance sheets.

Changes in Estimates
Changes in estimates on sale of equipment projects accounted for under the cost incurred input method are recognized as a cumulative adjustment for the inception-to-date effect of such change. We recorded changes to project revenue and cost estimates that unfavorably impacted operating income (loss) by $20 and $78 for the three and nine months ended 30 June 2026, respectively, and operating income (loss) by $20 and $63 for the three and nine months ended 30 June 2025, respectively.
Shareholder Activism-Related Costs
In the prior-year third quarter, we recorded shareholder activism-related costs of $25.0 ($18.8 after tax) in connection with a proxy contest that concluded in January 2025 following certification of the directors elected at the 2025 Annual Meeting of Shareholders. For the nine months ended 30 June 2025, shareholder activism-related costs totaled $86.3 ($71.7 after tax). These costs were not allocated to our reportable segments.
Of the total costs recorded in fiscal year 2025, $31.9 related to legal and other professional service fees and proxy solicitation expenses incurred directly by Air Products, and $29.7 related to executive separation costs following the appointment of a new Chief Executive Officer by the Board of Directors. These separation costs included a noncash charge of $22.4 associated with accelerated vesting of share-based awards and $7.3 in severance and other cash benefits.
The remaining $24.7 was authorized and paid during the third quarter as a reimbursement to Mantle Ridge for expenses incurred in connection with the proxy contest. The reimbursement was unanimously approved by our Board of Directors, with one director abstaining from the vote due to his role as founder and Chief Executive Officer of Mantle Ridge. Reimbursed costs included legal counsel, proxy engagement services, governance advisory services, communication expenses, and other out-of-pocket costs associated with Mantle Ridge's engagement with Air Products.
Acquisition of Ijsfabriek Strombeek
On 30 April 2025, we completed the acquisition of Ijsfabriek Strombeek, an independent industrial gases company in Belgium, in a transaction accounted for as a business combination. Total consideration was $74.2, net of cash acquired, of which $59.9 was paid in cash at closing. Ijsfabriek Strombeek was a producer and distributor of merchant gases, including medical gases, dry ice, and carbon dioxide. The results of this business are consolidated within our Europe segment.
Sale of Business
In April 2025, we completed the sale of our 100% ownership interest in a consolidated subsidiary located in Singapore that primarily supplied merchant gases within our Asia segment. Cash proceeds of $104.3 were received in full upon closing. The transaction resulted in a gain of $67.3 ($51.9 after tax) that was presented as “Gain on sale of business” on our consolidated income statements for the three and nine months ended 30 June 2025. The gain was not recorded in the results of the Asia segment.
Sale of Other Assets
In June 2025, we sold a regional office in Hersham, England, for cash proceeds of $37.7. We recognized a gain on sale of $31.3 ($23.8 after tax) that was presented within “Other income (expense), net” on our consolidated income statements for the three and nine months ended 30 June 2025. The gain was not recorded in the results of the Europe segment.

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

Summary by Business Segment

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total
Three Months Ended 30 June 2026
Sales(A)	$1,321.4	$886.0	$815.7	$34.8	$103.1	$3,161.0
Cost of sales	(873.7)	(599.0)	(520.5)	(22.0)	(109.8)	(2,125.0)
Selling and administrative expense	(54.7)	(33.2)	(65.9)	(5.3)	(60.0)	(219.1)
Other segment items(B)	2.4	2.6	1.4	0.5	(13.5)	(6.6)
Operating income (loss)(C)	395.4	256.4	230.7	8.0	(80.2)	810.3
Other segment information:
Depreciation and amortization	181.4	117.2	72.2	5.8	8.8	385.4
Equity affiliates' income	56.2	12.9	32.6	101.1	2.4	205.2
Three Months Ended 30 June 2025
Sales(A)	$1,261.0	$810.0	$770.5	$38.3	$142.9	$3,022.7
Cost of sales	(840.3)	(567.9)	(480.3)	(26.0)	(125.6)	(2,040.1)
Selling and administrative expense	(52.0)	(29.0)	(65.6)	(5.2)	(70.8)	(222.6)
Other segment items(B)	5.4	3.7	0.6	1.0	(29.6)	(18.9)
Operating income (loss)(C)	374.1	216.8	225.2	8.1	(83.1)	741.1
Other segment information:
Depreciation and amortization	192.4	126.7	64.9	6.8	10.2	401.0
Equity affiliates' income	37.8	9.5	29.7	86.0	4.6	167.6
Nine Months Ended 30 June 2026
Sales(A)	$4,047.0	$2,550.1	$2,386.7	$94.3	$357.2	$9,435.3
Cost of sales	(2,719.8)	(1,733.8)	(1,521.1)	(63.4)	(378.8)	(6,416.9)
Selling and administrative expense	(163.7)	(94.2)	(202.6)	(14.9)	(199.6)	(675.0)
Other segment items(B)	9.6	6.6	2.8	2.4	(45.3)	(23.9)
Operating income (loss)(C)	1,173.1	728.7	665.8	18.4	(266.5)	2,319.5
Other segment information:
Depreciation and amortization	525.0	346.7	214.5	18.0	26.9	1,131.1
Equity affiliates' income	163.7	38.4	87.9	264.8	2.0	556.8
Expenditures for long-lived assets	1,410.6	313.9	563.5	984.1	82.4	3,354.5
Nine Months Ended 30 June 2025
Sales(A)	$3,835.8	$2,401.2	$2,195.1	$103.9	$334.4	$8,870.4
Cost of sales	(2,568.9)	(1,694.4)	(1,403.7)	(84.0)	(359.5)	(6,110.5)
Selling and administrative expense	(156.2)	(90.5)	(186.7)	(19.3)	(234.3)	(687.0)
Other segment items(B)	17.3	8.3	2.5	4.0	(59.1)	(27.0)
Operating income (loss)(C)	1,128.0	624.6	607.2	4.6	(318.5)	2,045.9
Other segment information:
Depreciation and amortization	544.2	381.4	176.2	19.7	29.9	1,151.4
Equity affiliates' income(D)	104.1	30.3	75.6	249.2	11.3	470.5
Expenditures for long-lived assets	2,110.8	296.2	728.1	2,285.1	84.7	5,504.9
As of 30 June 2026
Investment in net assets of and advances to equity affiliates	$626.5	$350.0	$669.3	$3,813.1	$118.5	$5,577.4
Total assets	10,408.3	6,869.5	7,170.2	11,887.2	4,110.4	40,445.6
As of 30 September 2025
Investment in net assets of and advances to equity affiliates	$555.2	$331.3	$649.9	$3,713.2	$116.5	$5,366.1
Total assets	12,058.7	6,712.2	6,916.8	10,919.4	4,452.4	41,059.5
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
(D)Segment equity affiliates’ income for the nine months ended 30 June 2025 excludes a $6.8 impairment charge related to a joint venture in China, which was recorded as part of our business and asset actions during the second quarter of fiscal year 2025. As a result, total segment equity affiliates’ income does not reconcile to equity affiliates’ income for the total company as reported on the consolidated income statement for the nine months ended 30 June 2025.

Reconciliation of Total Segment Operating Income to Consolidated Results
The table below reconciles total segment operating income to income (loss) before taxes as reflected on our consolidated income statements:

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2026	2025	2026	2025
Total Segment Operating Income	$810.3	$741.1	$2,319.5	$2,045.9
Business and asset actions	(2,907.4)	(24.1)	(2,929.4)	(2,952.0)
Shareholder activism-related costs	—	(25.0)	—	(86.3)
Gain on sale of business	—	67.3	—	67.3
Gain on sale of other assets(A)	—	31.3	—	31.3
Consolidated Operating Income (Loss)	($2,097.1)	$790.6	($609.9)	($893.8)
Equity affiliates' income	205.2	167.6	556.8	463.7
Interest expense	49.4	61.4	153.4	146.2
Other non-operating income (expense), net	3.6	(6.0)	3.1	14.3
Income (Loss) From Continuing Operations Before Taxes	($1,937.7)	$890.8	($203.4)	($562.0)
(A) Reflected on the consolidated income statements within “Other income (expense), net".

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
The financial measures discussed below are presented in accordance with U.S. generally accepted accounting principles ("GAAP"), except as noted. We discuss certain financial measures on an "adjusted", or "non-GAAP", basis, which exclude gains or losses that management does not consider to be representative of our underlying business operations. These adjustments, which are described below for the periods presented, are not reflected in the results of our reportable segments. When viewed together with our GAAP results, we believe these non-GAAP financial measures offer a more complete understanding of the factors and trends affecting our financial performance and support analysis of our results on a more consistent basis. For each non-GAAP financial measure, including adjusted operating income, adjusted operating margin, adjusted earnings per share, the adjusted effective tax rate, and capital expenditures, we present a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP. These reconciliations and further explanations of our use of non-GAAP financial measures are presented under the “Reconciliations of Non-GAAP Financial Measures” section beginning on page 67.
Comparisons included in the discussion that follows are for the third quarter and first nine months of fiscal year 2026 versus ("vs.") the third quarter and first nine months of fiscal year 2025. The disclosures provided in this Quarterly Report on Form 10-Q are complementary to those made in our 2025 Form 10-K.
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

THIRD QUARTER 2026 VS. THIRD QUARTER 2025
THIRD QUARTER 2026 IN SUMMARY
•Sales of $3.2 billion increased 5%, or $138.3, due to higher volumes of 3%, higher pricing of 1%, and favorable currency of 1%.
•Operating loss was $2.1 billion and operating margin was negative 66.3%. Third quarter 2026 GAAP results include pre-tax charges of approximately $2.9 billion associated with project exit decisions announced on 30 June 2026. In the prior-year quarter, operating income was $790.6 and operating margin was 26.2%.
•Adjusted operating income of $810.3 increased 9%, or $69.2, and adjusted operating margin of 25.6% improved 110 basis points ("bp"), primarily due to higher on-site volumes, favorable currency, and higher pricing, partially offset by higher costs. These non-GAAP results exclude losses resulting from charges for business and asset actions discussed in Note 4 to the consolidated financial statements, as well as other items, as described in the "Reconciliations of Non-GAAP Financial Measures" section below.
•Equity affiliates' income of $205.2 increased 22%, or $37.6, driven primarily by affiliates in the Americas and Middle East and India segments.
•Loss per share of $6.47 decreased 300%, or $9.71, from earnings per share ("EPS") of $3.24, driven by after-tax charges attributable to Air Products of $2.2 billion ($9.92 per share) associated with project exit decisions announced on 30 June 2026. Excluding these charges and other items, adjusted EPS of $3.47 increased 12%, or $0.38. A summary table of changes in earnings (loss) per share is presented below.

Summary of Changes in Earnings (Loss) Per Share
The per share impacts for the items presented in the table below were calculated independently and do not sum to the total change in earnings (loss) per share due to rounding.

	Three Months Ended		Change vs. Prior Year
	30 June
	2026	2025
Earnings (Loss) per Share	($6.47)	$3.20	($9.67)
Less: Loss per share from discontinued operations	—	(0.04)	0.04
Earnings (Loss) per share from continuing operations	($6.47)	$3.24	($9.71)
% Change from prior year			(300%)
Operating Items
Underlying business:
Volume			$0.22
Price, net of variable costs			0.06
Other costs			(0.10)
Currency			0.08
Business and asset actions			(9.85)
Shareholder activism-related costs			0.08
Gain on sale of business			(0.23)
Gain on sale of other assets(A)			(0.11)
Total Operating Items			($9.85)
Other Items
Equity affiliates' income			0.14
Interest expense			0.04
Other non-operating income/expense, net:
Non-service pension cost, net			0.03
Other non-operating			0.01
Change in effective tax rate			(0.02)
Noncontrolling interests			(0.04)
Total Other Items			$0.16
Total Change			($9.71)
% Change from prior year			(300%)
(A)Reflected on the consolidated income statements within "Other income (expense), net."

The table below summarizes the per share impact of non-GAAP adjustments for the third quarter of fiscal years 2026 and 2025. These impacts were calculated independently and may not sum to totals due to rounding.

	Three Months Ended		Change vs. Prior Year
	30 June
	2026	2025
Earnings (Loss) per Share	($6.47)	$3.24	($9.71)
Business and asset actions	9.92	0.07	9.85
Shareholder activism-related costs	—	0.08	(0.08)
Gain on sale of business	—	(0.23)	0.23
Gain on sale of other assets	—	(0.11)	0.11
Non-service pension cost, net	0.01	0.04	(0.03)
Adjusted Earnings per Share	$3.47	$3.09	$0.38
% Change from prior year			12%

THIRD QUARTER 2026 RESULTS OF OPERATIONS
Discussion of Third Quarter Consolidated Results

	Three Months Ended
	30 June		Change vs. Prior Year
	2026	2025	$	%/bp
GAAP Financial Measures
Sales	$3,161.0	$3,022.7	$138.3	5%
Operating income (loss)	(2,097.1)	790.6	(2,887.7)	(365%)
Operating margin	(66.3%)	26.2%		(9,250	bp)
Equity affiliates’ income	$205.2	$167.6	$37.6	22%
Non-GAAP Financial Measures
Adjusted operating income	$810.3	$741.1	$69.2	9%
Adjusted operating margin	25.6%	24.5%		110	bp

Sales
The table below summarizes the major factors that impacted consolidated sales for the periods presented:

Volume	3%
Price	1%
Energy cost pass-through to customers	—%
Currency	1%
Total Consolidated Sales Change	5%
Sales of $3.2 billion increased 5%, or $138.3, due to higher volumes of 3%, higher pricing of 1%, and favorable currency of 1%. Volume growth was driven by new on-site assets and HyCO facilities. Favorable currency reflected a weaker U.S. Dollar across multiple currencies.
Cost of Sales and Gross Margin
Cost of sales of $2.1 billion increased 4%, or $84.9. Unfavorable costs of $36 were driven by fixed-cost inflation and higher incentive compensation, partially offset by lower depreciation expense. Unfavorable currency increased costs by $28, while higher sales volumes and energy cost pass-through to customers increased costs by an additional $12 and $6, respectively. Gross margin of 32.8% increased 30 bp from 32.5%.
Selling and Administrative Expense
Selling and administrative expense of $219.1 decreased 2%, or $3.5, driven by productivity improvements related to our global cost reduction plan, partially offset by higher incentive compensation, fixed-cost inflation, and unfavorable currency. Selling and administrative expense as a percentage of sales improved to 6.9% from 7.4%, down 50 bp from the prior year.
Research and Development Expense
Research and development expense of $21.5 decreased 11%, or $2.6. Research and development expense as a percentage of sales improved to 0.7% from 0.8% in the prior year.

Business and Asset Actions (Project Exit Costs)
During the third quarter of fiscal year 2026, we recognized project exit charges of $2.9 billion ($2.2 billion after-tax, or $9.92 per share) as a result of our decision to cancel a clean energy complex under construction in Louisiana, a green hydrogen production facility under construction in Casa Grande, Arizona, and certain other smaller-scale projects supporting clean energy distribution. In the prior-year quarter, we recognized project exit charges of $24.1 pre-tax ($15.4 after-tax, or $0.07 per share), primarily reflecting revisions to cost estimates associated with project exit actions approved in the second quarter of fiscal year 2025. These charges were not reflected in the results of our reportable segments. For additional information, refer to Note 4, Business and Asset Actions, to the consolidated financial statements.
Shareholder Activism-Related Costs
We recorded shareholder activism-related costs in fiscal year 2025 in connection with a proxy contest that concluded in January 2025 following certification of the election of directors at the 2025 Annual Meeting of Shareholders. Costs recorded during the third quarter of fiscal year 2025 were $25.0 pre-tax ($18.8 after-tax, or $0.08 per share), primarily related to the reimbursement of proxy-related expenses incurred by Mantle Ridge LP and its affiliated entities. These costs were not reflected in the results of our reportable segments. For additional information, refer to Note 17, Supplemental Information, to the consolidated financial statements.
Gain on Sale of Business
During the third quarter of fiscal year 2025, we recognized a gain of $67.3 pre-tax ($51.9 after-tax, or $0.23 per share) on the sale of our 100% ownership interest in a consolidated subsidiary in Singapore. This gain was not reflected in the results of the Asia segment. Refer to Note 17, Supplemental Information, to the consolidated financial statements for additional information.
Other Income (Expense), Net
Other income of $14.9 decreased 59%, or $21.6. The decrease was primarily driven by a prior-year gain of $31.3 pre-tax ($23.8 after-tax, or $0.11 per share) on the sale of a regional office in Hersham, England, which was not reflected in the results of the Europe segment, as well as favorable foreign exchange impacts.
Operating Income (Loss) and Operating Margin
Operating loss was $2.1 billion during the third quarter of fiscal year 2026 compared to operating income of $790.6 in the prior-year quarter. The current-year loss was driven by pre-tax charges of $2.9 billion associated with project exit decisions announced on 30 June 2026, compared to pre-tax project exit-related charges of $24.1 in the prior-year quarter. Additionally, the prior year included pre-tax gains totaling approximately $99 million in connection with the sale of a consolidated subsidiary and a regional office as discussed above, partially offset by shareholder activism-related costs of $25.
Volume improved $60, driven primarily by on-site, including new assets and HyCO facilities. Favorable currency impacts contributed $21. Higher pricing, net of power costs, added $16. These factors were partially offset by higher costs of $28, primarily reflecting fixed-cost inflation and higher incentive compensation.
Operating margin was negative 66.3% compared to 26.2% in the prior-year quarter, which was primarily attributable to the charges for business and asset actions in fiscal year 2026.
On a non-GAAP basis, which excludes the charges for business and asset actions, sales of businesses and other assets, and prior year-shareholder activism-related costs discussed above, adjusted operating income of $810.3 increased 9%, or $69.2, primarily driven by higher on-site volumes, favorable currency, and higher pricing, partially offset by higher costs. Adjusted operating margin improved 110 bp to 25.6% from 24.5% in the prior year.
Equity Affiliates' Income
Equity affiliates' income of $205.2 increased 22%, or $37.6, primarily driven by affiliates in the Americas and Middle East and India segments.

Interest Expense

	Three Months Ended
	30 June
	2026	2025
Interest incurred	$169.8	$161.1
Less: Capitalized interest	120.4	99.7
Interest expense	$49.4	$61.4
Interest expense decreased 20%, or $12.0, primarily driven by an increase in capitalized interest due to a higher carrying value of projects under construction.
Other Non-Operating Income (Expense), Net
Other non-operating income of $3.6 increased $9.6 compared to an expense of $6.0 in the prior year. The increase was primarily attributable to lower non-service pension costs as well as income from excluded components from the assessment of effectiveness of our derivatives, partially offset by lower interest income on cash equivalents and short-term investments.
Loss from Discontinued Operations
During the third quarter of fiscal year 2025, we recorded a pre-tax loss from discontinued operations of $10.6 ($8.0 after tax, or $0.04 per share) primarily to increase existing liabilities for retained environmental remediation obligations associated with businesses sold in 2008. Refer to the "Piedmont" discussion under Note 12, Commitments and Contingencies, for additional information. The loss did not result in cash flows from discontinued operations.
Effective Tax Rate
The effective tax rate equals the income tax expense (benefit) divided by income or loss before taxes. Equity affiliates' income is primarily included net of income taxes within income or loss before taxes on our consolidated income statements. The table below outlines the calculation of the effective tax rate for the third quarter of fiscal years 2026 and 2025:

	Three Months Ended 30 June
	2026	2025
Income tax expense (benefit)	($515.4)	$159.6
Income (Loss) from continuing operations before taxes	(1,937.7)	890.8
Effective tax rate	26.6%	17.9%
The current-year rate was significantly impacted by net tax benefits of $695.4 associated with project exit decisions, as discussed in Note 4, Business and Asset Actions, to the consolidated financial statements. These benefits primarily reflect tax benefits recognized at local statutory income tax rates in the U.S. based on information available when the project exit charges were recorded. Changes in the amount or timing of the final settlement of these matters could affect our income tax provision in future periods.
Also impacting the effective tax rate were higher net costs on foreign-related income taxed in the U.S. in the current fiscal year and higher releases of certain unrecognized tax benefits upon expiration of the statute of limitations in the prior year. These costs were partially offset by higher foreign and domestic tax credit and incentives and higher equity affiliates' income.
Our adjusted effective tax rate, which excludes the impact of project exit costs and other adjustments described in the "Reconciliations of Non-GAAP Financial Measures" section, was 18.6% and 18.1% for the three months ended 30 June 2026 and 2025, respectively. A reconciliation of the adjusted measures to the effective tax rate calculated in accordance with GAAP is provided on page 71.

Discussion of Third Quarter Results by Business Segment
Americas

	Three Months Ended
	30 June		Change vs. Prior Year
	2026	2025	$	%/bp
Sales	$1,321.4	$1,261.0	$60.4	5%
Operating income	395.4	374.1	21.3	6%
Operating margin	29.9%	29.7%		20	bp
Equity affiliates’ income	$56.2	$37.8	$18.4	49%
The table below summarizes the major factors that impacted sales in the Americas segment for the periods presented:

Volume	7%
Price	—%
Energy cost pass-through to customers	(2%)
Currency	—%
Total Americas Sales Change	5%

Sales of $1.3 billion increased 5%, or $60.4, due to higher volumes of 7%, partially offset by lower energy cost pass-through to customers of 2%. Volume growth was driven by on-site, including HyCO facilities and a new asset contribution. Lower energy cost pass-through to customers primarily reflected decreased natural gas rates.
Operating income of $395.4 increased 6%, or $21.3, primarily driven by higher volumes of $30 and higher pricing, net of lower power costs, of $6. These benefits were partially offset by higher costs of $16, which included fixed-cost inflation, increased product distribution and dislocation costs, and project development costs, partially offset by lower depreciation expense. Operating margin of 29.9% increased 20 bp from 29.7% in the prior year, including an approximate 50 bp favorable impact from lower energy cost pass-through to customers.
Equity affiliates’ income of $56.2 increased 49%, or $18.4, driven primarily by an affiliate in Mexico.

Asia

	Three Months Ended
	30 June		Change vs. Prior Year
	2026	2025	$	%/bp
Sales	$886.0	$810.0	$76.0	9%
Operating income	256.4	216.8	39.6	18%
Operating margin	28.9%	26.8%		210	bp
Equity affiliates’ income	$12.9	$9.5	$3.4	36%
The table below summarizes the major factors that impacted sales in the Asia segment for the periods presented:

Volume	6%
Price	—%
Energy cost pass-through to customers	1%
Currency	2%
Total Asia Sales Change	9%

Sales of $886.0 increased 9%, or $76.0, due to higher volumes of 6%, favorable currency of 2%, and higher energy cost pass-through to customers of 1%. Volume growth was driven by higher on-site, including new assets, as well as improved helium volumes. Favorable currency was primarily attributable to the weakening of the U.S. Dollar against the Chinese Renminbi.
Operating income of $256.4 increased 18%, or $39.6, driven by higher volumes of $45 and favorable currency impacts of $4. These benefits were partially offset by higher costs of $9, including increased incentive compensation. Depreciation expense was lower in fiscal year 2026, primarily due to the classification of certain gasification assets as held for sale. Operating margin of 28.9% increased 210 bp from 26.8% in the prior year, as the benefits of higher volumes more than offset higher costs.
Equity affiliates’ income of $12.9 increased 36%, or $3.4, driven primarily by an affiliate in Thailand.

Europe

	Three Months Ended
	30 June		Change vs. Prior Year
	2026	2025	$	%/bp
Sales	$815.7	$770.5	$45.2	6%
Operating income	230.7	225.2	5.5	2%
Operating margin	28.3%	29.2%		(90	bp)
Equity affiliates’ income	$32.6	$29.7	$2.9	10%
The table below summarizes the major factors that impacted sales in the Europe segment for the periods presented:

Volume	(2%)
Price	2%
Energy cost pass-through to customers	3%
Currency	3%
Total Europe Sales Change	6%

Sales of $815.7 increased 6%, or $45.2, as higher energy cost pass-through to customers of 3%, favorable currency of 3%, and higher pricing of 2% were partially offset by lower volumes of 2%. The increase in energy cost pass-through reflected higher natural gas rates across the region, while favorable currency impacts were primarily attributable to the weakening of the U.S. Dollar against the Euro. Volumes declined primarily due to lower on-site volumes.
Operating income of $230.7 increased 2%, or $5.5, driven by higher pricing, net of higher power costs, of $8 and favorable currency of $5. Favorable business mix contributed an additional $2, driven by higher-margin on-site volumes. These benefits were partially offset by higher costs of $10, including fixed-cost inflation. Operating margin of 28.3% decreased 90 bp from 29.2% in the prior year, including an approximate 50 bp headwind from higher energy cost pass-through to customers.
Equity affiliates’ income of $32.6 increased 10%, or $2.9, driven primarily by an affiliate in Italy.

Middle East and India

	Three Months Ended
	30 June		Change vs. Prior Year
	2026	2025	$	%
Sales	$34.8	$38.3	($3.5)	(9%)
Operating income	8.0	8.1	(0.1)	(1%)
Equity affiliates' income	101.1	86.0	15.1	18%
Sales of $34.8 decreased 9%, or $3.5, as lower volumes were partially offset by higher pricing. Operating income of $8.0 was flat.
Equity affiliates' income of $101.1 increased 18%, or $15.1, driven primarily by affiliates in Saudi Arabia.
Corporate and other

	Three Months Ended
	30 June		Change vs. Prior Year
	2026	2025	$	%
Sales	$103.1	$142.9	($39.8)	(28%)
Operating loss	(80.2)	(83.1)	2.9	3%
Equity affiliates' income	2.4	4.6	(2.2)	(48%)

Sales of $103.1 decreased 28%, or $39.8, primarily driven by lower equipment sales volumes. Operating loss of $80.2 improved 3%, or $2.9, primarily reflecting productivity and favorable foreign exchange impacts.
Equity affiliates' income of $2.4 decreased 48%, or $2.2, driven primarily by an affiliate in Algeria.

FIRST NINE MONTHS 2026 VS. FIRST NINE MONTHS 2025
FIRST NINE MONTHS 2026 IN SUMMARY
•Sales of $9.4 billion increased 6%, or $564.9, due to a favorable currency impact of 3%, higher volumes of 2%, and higher energy cost pass-through to customers of 1%.
•Operating loss of $609.9 improved $283.9, or 32%, from an operating loss of $893.8 in the prior year, while operating margin improved to negative 6.5% from negative 10.1%. The operating loss improvement was primarily due to higher on-site volumes, favorable currency, higher pricing, as well as lower charges for business and asset actions.
•Adjusted operating income of $2.3 billion increased 13%, or $273.6, and adjusted operating margin improved to 24.6% from 23.1% in the prior year. The adjusted operating income improvement was driven primarily by higher on-site volumes, favorable currency, and higher pricing. These non-GAAP results exclude losses resulting from charges for business and asset actions, as well as other items, as described in the "Reconciliations of Non-GAAP Financial Measures" section below.
•Equity affiliates' income of $556.8 increased 20%, or $93.1, driven primarily by affiliates in the Americas and Middle East and India segments.
•Loss per share of $0.23 improved 87%, or $1.53, from a loss per share of $1.76 in the prior year. On a non-GAAP basis, adjusted EPS of $9.84 increased 14%, or $1.21, compared to $8.63 in the prior year. A summary table of changes in earnings (loss) per share is presented below.

Summary of Changes in Earnings (Loss) Per Share
The per share impacts for the items presented in the table below were calculated independently and do not sum to the total change in earnings (loss) per share due to rounding.

	Nine Months Ended		Change vs. Prior Year
	30 June
	2026	2025
Loss per Share	($0.23)	($1.79)	$1.56
Less: Loss per share from discontinued operations	—	(0.04)	0.04
Loss per share from continuing operations	($0.23)	($1.76)	$1.53
% Change from prior year			87%
Operating Items
Underlying business:
Volume			$0.66
Price, net of variable costs			0.10
Other costs			0.03
Currency			0.21
Business and asset actions(A)			0.32
Shareholder activism-related costs			0.32
Gain on sale of business			(0.23)
Gain on sale of other assets(B)			(0.11)
Total Operating Items			$1.30
Other Items
Equity affiliates:
Equity affiliates' income			$0.32
Equity method investment impairment associated with business and asset actions(A)			0.02
Interest expense			(0.03)
Other non-operating income/expense, net:
Gain on de-designation of cash flow hedges(C)			(0.03)
Non-operating expense associated with business and asset actions(A)			(0.02)
Non-service pension cost, net			0.07
Change in effective tax rate, excluding discrete items below			0.03
Tax reform adjustment related to deemed foreign dividends			(0.16)
Tax on repatriation of foreign earnings			0.14
Noncontrolling interests(A)(C)			(0.12)
Total Other Items			$0.22
Total Change			$1.53
% Change from prior year			87%
(A)Per share impacts were calculated based on total after-tax charges for business and asset actions attributable to Air Products of $2.2 billion and $2.3 billion for the first nine months of fiscal years 2026 and 2025, respectively, with $0.6 and $3.5 attributable to noncontrolling partners.
(B)Reflected on the consolidated income statements with "Other income (expense), net."
(C)Per share impact reflected within "Gain on de-designation of cash flow hedges" was calculated based on an after-tax gain attributable to Air Products of $7.2 in fiscal year 2025. The gain attributable to our noncontrolling partners was $17.6.

The table below summarizes the per share impact of our non-GAAP adjustments for the first nine months of fiscal years 2026 and 2025. These impacts were calculated independently and may not sum to totals due to rounding.

	Nine Months Ended		Change vs. Prior Year
	30 June
	2026	2025
Loss per Share	($0.23)	($1.76)	$1.53
Business and asset actions(A)	10.03	10.35	(0.32)
Shareholder activism-related costs	—	0.32	(0.32)
Gain on sale of business	—	(0.23)	0.23
Gain on sale of other assets	—	(0.11)	0.11
Gain on de-designation of cash flow hedges	—	(0.03)	0.03
Non-service pension cost, net	0.04	0.11	(0.07)
Tax reform adjustment related to deemed foreign dividends	—	(0.16)	0.16
Tax on repatriation of foreign earnings	—	0.14	(0.14)
Adjusted Earnings per Share	$9.84	$8.63	$1.21
% Change from prior year			14%
(A) The charges for business and asset actions were primarily recorded within operating results. For additional information regarding these charges, refer to Note 4, Business and Asset Actions, to the consolidated financial statements.
FIRST NINE MONTHS 2026 RESULTS OF OPERATIONS
Discussion of First Nine Months Consolidated Results

	Nine Months Ended
	30 June		Change vs. Prior Year
	2026	2025	$	%/bp
GAAP Financial Measures
Sales	$9,435.3	$8,870.4	$564.9	6%
Operating loss	(609.9)	(893.8)	283.9	32%
Operating margin	(6.5%)	(10.1%)		360	bp
Equity affiliates’ income	$556.8	$463.7	$93.1	20%
Non-GAAP Financial Measures
Adjusted operating income	$2,319.5	$2,045.9	$273.6	13%
Adjusted operating margin	24.6%	23.1%		150	bp
.

Sales
The table below summarizes the major factors that impacted consolidated sales for the periods presented:

Volume	2%
Price	—%
Energy cost pass-through to customers	1%
Currency	3%
Total Consolidated Sales Change	6%
Sales of $9.4 billion increased 6%, or $564.9, due to a favorable currency impact of 3%, higher volumes of 2%, and higher energy cost pass-through to customers of 1%. Currency was favorable as the U.S. Dollar weakened, most notably against the Chinese Renminbi and Euro. Volume growth was driven by on-site, primarily from new assets and HyCO facilities, partially offset by favorable non-recurring items in the prior year, including a significant helium sale to an existing merchant customer and a one-time customer contract amendment in the Americas segment. Pricing was flat as improvement across non-helium product lines was offset by lower helium pricing.
Cost of Sales and Gross Margin
Cost of sales of $6.4 billion increased 5%, or $306.4, driven by an unfavorable currency impact of $156 and higher energy cost pass-through to customers of $130. Costs were unfavorable by $20 as fixed-cost inflation was partially offset by productivity improvements and lower depreciation expense. Additionally, higher sales volumes increased costs by an additional $7. These factors were partially offset by lower product sourcing costs of $7. Gross margin of 32.0% increased 90 bp from 31.1% in the prior year, driven by higher volumes.
Selling and Administrative Expense
Selling and administrative expense of $675.0 decreased 2%, or $12.0, as productivity improvements were partially offset by fixed-cost inflation and unfavorable currency. Selling and administrative expense as a percentage of sales improved to 7.2% from 7.7%, down 50 bp from the prior year.
Research and Development Expense
Research and development expense of $63.5 decreased 8%, or $5.5. Research and development expense as a percentage of sales decreased to 0.7% from 0.8% in the prior year.
Business and Asset Actions
During fiscal year 2026, the Company recognized project exit charges of $2.9 billion pre-tax ($2.2 billion after-tax, or $10.03 per share), which was primarily due to actions announced on 30 June 2026. In the prior-year nine months ended 30 June 2025, the Company recognized charges of $3.0 billion pre-tax ($2.3 billion after-tax, or $10.35 per share), primarily driven by project exit actions approved in the second quarter of fiscal year 2025. These charges were not reflected in the results of our reportable segments. For additional information, refer to Note 4, Business and Asset Actions, to the consolidated financial statements.
Shareholder Activism-Related Costs
During the first nine months of fiscal year 2025, costs of $86.3 pre-tax ($71.7 after tax, or $0.32 per share) were recorded in connection with a proxy contest that concluded in January 2025 following certification of the directors elected at the 2025 Annual Meeting of Shareholders. These costs were not reflected in the results of our reportable segments. For additional information, refer to Note 17, Supplemental Information, to the consolidated financial statements.
Gain on Sale of Business
During the third quarter of fiscal year 2025, we recognized a gain of $67.3 pre-tax ($51.9 after tax, or $0.23 per share) on the sale of our 100% ownership interest in a consolidated subsidiary in Singapore. This gain was not reflected in the results of the Asia segment. Refer to Note 17, Supplemental Information, to the consolidated financial statements for additional information.
Other Income (Expense), Net
Other income of $39.6 decreased 46%, or $33.7, primarily due to a prior-year gain of $31.3 pre-tax ($23.8 after tax, or $0.11 per share) on the sale of a regional office in Hersham, England, which was not reflected in the results of the Europe segment.

Operating Income (Loss) and Operating Margin
Operating loss of $609.9 improved 32%, or $283.9, from an operating loss of $893.8 in the prior year. The losses in both periods were primarily driven by business and asset action charges associated with project exit decisions, which totaled $2.9 billion in fiscal year 2026 compared with $3.0 billion in fiscal year 2025. Additionally, the prior year included pre-tax gains totaling approximately $99 in connection with the sale of a consolidated subsidiary and a regional office, partially offset by shareholder activism-related costs of $86.
Volume impacts were favorable by $181 driven primarily by on-site, including new assets and HyCO facilities, partially offset by a one-time customer contract amendment. Currency was favorable by $59, and pricing, net of power costs, improved $26 driven by non-helium merchant products. Costs were favorable by $8, as productivity improvements and lower depreciation expense were partially offset by fixed-cost inflation. Operating margin was negative 6.5% compared to negative 10.1% in the prior year. The improvement primarily reflects lower charges for business and asset actions as well as higher volumes.
On a non-GAAP basis, which excludes the charges for business and asset actions, sales of businesses and other assets, and prior year-shareholder activism-related costs discussed above, adjusted operating income of $2.3 billion increased 13%, or $273.6, due to higher volumes, favorable currency impacts, and higher pricing. Adjusted operating margin improved to 24.6% from 23.1% in the prior year, primarily due to higher volumes.
Equity Affiliates' Income
Equity affiliates' income of $556.8 increased 20%, or $93.1, primarily driven by affiliates in the Americas and Middle East and India segments.
Interest Expense

	Nine Months Ended
	30 June
	2026	2025
Interest incurred	$505.3	$446.8
Less: Capitalized interest	351.9	300.6
Interest expense	$153.4	$146.2
Interest expense increased 5%, or $7.2, driven by higher interest on principal borrowings from Euro- and U.S. Dollar-denominated senior fixed-rate notes issued in fiscal year 2025, partially offset by an increase in capitalized interest due to a higher carrying value of projects under construction.
Other Non-Operating Income (Expense), net
Other non-operating income of $3.1 decreased $11.2 from the prior year. The prior year included a gain on certain interest rate swaps held by the NEOM Green Hydrogen Company joint venture as discussed in Note 3, Variable Interest Entities, and Note 8, Financial Instruments, to the consolidated financial statements. As of 1 January 2026, all swaps were re‑designated as cash flow hedges. We also recognized lower interest income on cash equivalents and short-term investments in fiscal year 2026. These impacts were partially offset by income from excluded components from the assessment of effectiveness of our derivatives and lower non-service pension costs.
Loss from Discontinued Operations
During the third quarter of fiscal year 2025, we recorded a pre-tax loss from discontinued operations of $10.6 ($8.0 after tax, or $0.04 per share) primarily to increase existing liabilities for retained environmental remediation obligations associated with businesses sold in 2008. Refer to the "Piedmont" discussion under Note 12, Commitments and Contingencies, for additional information. The loss did not result in cash flows from discontinued operations.

Effective Tax Rate
The effective tax rate equals the income tax benefit divided by loss before taxes. Equity affiliates' income is primarily included net of income taxes within loss before taxes on our consolidated income statements. The table below outlines the calculation of the effective tax rate for the first nine months of fiscal years 2026 and 2025:

	Nine Months Ended 30 June
	2026	2025
Income tax benefit	($197.3)	($205.5)
Loss from continuing operations before taxes	(203.4)	(562.0)
Effective tax rate	97.0%	36.6%
As discussed in Note 4, Business and Asset Actions, to the consolidated financial statements, we recorded charges for business and asset actions, primarily related to project exit decisions, that contributed to significant variability in our effective tax rate for the periods presented. During the first nine months of fiscal year 2026, we recognized net tax benefits of $698.5 associated with these charges, primarily reflecting tax benefits recognized at local statutory income tax rates in the U.S. In the prior year, a net tax benefit of $649.3 was recognized primarily during the second quarter. For additional information, refer to Note 16, Income Taxes, to the consolidated financial statements.
The current-year rate was also affected by higher foreign and domestic tax credits and incentives and increased income from equity affiliates, partially offset by a higher cost of U.S. tax on foreign earnings. The prior-year rate benefited from larger excess tax benefits on share-based compensation and a U.S. state tax law change. The prior year also included several discrete tax items that affected the effective tax rate, including costs related to withholding taxes on certain foreign earnings that were no longer considered indefinitely reinvested and shareholder activism-related costs. These items were partially offset by a tax benefit for a Tax Cuts and Jobs Act refund claim.
Our adjusted effective tax rate, which excludes the impact of project exit costs and other adjustments described in the "Reconciliations of Non-GAAP Financial Measures" section, was 18.4% and 18.6% for the nine months ended 30 June 2026 and 2025, respectively. A reconciliation of the adjusted measures to the effective tax rate calculated in accordance with GAAP is provided on page 71.

Discussion of First Nine Months Results by Business Segment
Americas

	Nine Months Ended
	30 June		Change vs. Prior Year
	2026	2025	$	%/bp
Sales	$4,047.0	$3,835.8	$211.2	6%
Operating income	1,173.1	1,128.0	45.1	4%
Operating margin	29.0%	29.4%		(40	bp)
Equity affiliates’ income	$163.7	$104.1	$59.6	57%

The table below summarizes the major factors that impacted sales in the Americas segment for the periods presented:

Volume	2%
Price	1%
Energy cost pass-through to customers	2%
Currency	1%
Total Americas Sales Change	6%

Sales of $4.0 billion increased 6%, or $211.2, due to higher volumes of 2%, higher energy cost pass-through to customers of 2%, higher pricing of 1%, and favorable currency of 1%. Volume growth was driven by on-site, including HyCO facilities and a new asset contribution. This benefit was partially offset by favorable non-recurring items in the prior year, including a significant helium sale to an existing merchant customer and a one-time customer contract amendment. Higher energy cost pass-through to customers reflects higher natural gas rates compared to fiscal year 2025.
Operating income of $1.2 billion increased 4%, or $45.1, as higher volumes of $47, higher pricing, net of power costs, of $18, and favorable currency of $6 were partially offset by higher costs of $26. The increase in costs included fixed-cost inflation, prior‑year income from the sale of an equity method investment, and increased product distribution and dislocation costs, partially offset by lower depreciation expense. Operating margin of 29.0% decreased 40 bp from 29.4% in the prior year, which included a 50 bp headwind from higher energy cost pass-through to customers.
Equity affiliates’ income of $163.7 increased 57%, or $59.6, driven by an affiliate in Mexico.

Asia

	Nine Months Ended
	30 June		Change vs. Prior Year
	2026	2025	$	%/bp
Sales	$2,550.1	$2,401.2	$148.9	6%
Operating income	728.7	624.6	104.1	17%
Operating margin	28.6%	26.0%		260	bp
Equity affiliates’ income	$38.4	$30.3	$8.1	27%
The table below summarizes the major factors that impacted sales in the Asia segment for the periods presented:

Volume	3%
Price	(1%)
Energy cost pass-through to customers	2%
Currency	2%
Total Asia Sales Change	6%
Sales of $2.6 billion increased 6%, or $148.9, as higher volumes of 3%, favorable currency of 2%, and higher energy cost pass-through to customers of 2% were partially offset by lower pricing of 1%. Volume growth was driven by higher on-site, including contributions from new assets, as well as helium. Favorable currency was primarily attributable to the weakening of the U.S. Dollar against the Chinese Renminbi. The decline in pricing was driven by lower helium pricing.
Operating income of $728.7 increased 17%, or $104.1, driven by higher volumes of $87, lower costs of $22, and a favorable currency impact of $16, partially offset by lower pricing, net of power costs, of $21. Depreciation expense was lower in fiscal year 2026, primarily due to the classification of certain gasification assets as held for sale. Operating margin of 28.6% increased 260 bp from 26.0% in the prior year, as the benefits of higher volumes and favorable costs more than offset lower pricing and higher energy cost pass-through to customers.
Equity affiliates’ income of $38.4 increased 27%, or $8.1, driven primarily by affiliates in China and Thailand.

Europe

	Nine Months Ended
	30 June		Change vs. Prior Year
	2026	2025	$	%/bp
Sales	$2,386.7	$2,195.1	$191.6	9%
Operating income	665.8	607.2	58.6	10%
Operating margin	27.9%	27.7%		20	bp
Equity affiliates’ income	$87.9	$75.6	$12.3	16%
The table below summarizes the major factors that impacted sales in the Europe segment for the periods presented:

Volume	1%
Price	1%
Energy cost pass-through to customers	—%
Currency	7%
Total Europe Sales Change	9%

Sales of $2.4 billion increased 9%, or $191.6, due to a favorable impact from currency of 7%, higher volumes of 1%, and higher pricing of 1%. Favorable currency primarily reflected the weakening of the U.S. Dollar against the Euro. The higher volumes were driven by non-helium merchant and on-site, including the impact of a prior-year turnaround, partially offset by lower helium. Pricing improvements across non-helium product lines were partially offset by lower helium pricing.
Operating income of $665.8 increased 10%, or $58.6, due to higher volumes of $39, favorable currency of $32, and higher pricing, net of lower power costs, of $27. These benefits were partially offset by higher costs of $40 driven by fixed-cost inflation and higher depreciation expense. Operating margin of 27.9% increased 20 bp from 27.7% in the prior year as the benefits from higher volumes and pricing were partially offset by higher costs.
Equity affiliates’ income of $87.9 increased 16%, or $12.3, driven primarily by an affiliate in Italy.

Middle East and India

	Nine Months Ended
	30 June		Change vs. Prior Year
	2026	2025	$	%
Sales	$94.3	$103.9	($9.6)	(9%)
Operating income	18.4	4.6	13.8	300%
Equity affiliates' income	264.8	249.2	15.6	6%

Sales of $94.3 decreased 9%, or $9.6, primarily due to lower volumes. Operating income of $18.4 improved from $4.6 in the prior year, driven by lower costs, including productivity improvements and the impact of the deconsolidation of the Blue Hydrogen Industrial Gases Company joint venture in Saudi Arabia in the second quarter of fiscal year 2025.
Equity affiliates' income of $264.8 increased 6%, or $15.6, driven primarily by affiliates in Saudi Arabia.
Corporate and other

	Nine Months Ended
	30 June		Change vs. Prior Year
	2026	2025	$	%
Sales	$357.2	$334.4	$22.8	7%
Operating loss	(266.5)	(318.5)	52.0	16%
Equity affiliates' income	2.0	11.3	(9.3)	(82%)

Sales of $357.2 increased 7%, or $22.8. Operating loss of $266.5 improved 16%, or $52.0, primarily reflecting productivity improvements and lower changes to sale of equipment project estimates.
Equity affiliates' income of $2.0 decreased $9.3 driven primarily by an affiliate in Algeria.

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

	Three Months Ended 30 June
Q3 2026 vs. Q3 2025	Operating Income/Loss		Operating Margin	Equity Affiliates' Income	Other Non- Operating Inc/Exp, Net	Income Tax Expense/Benefit	Net Income/Loss Attributable to Air Products	Earnings/Loss per Share(A)
Q3 2026 GAAP Measures	($2,097.1)		(66.3%)	$205.2	$3.6	($515.4)	($1,440.8)	($6.47)
Q3 2025 GAAP Measures	790.6		26.2%	167.6	(6.0)	159.6	721.8	3.24
$ GAAP Change	($2,887.7)							($9.71)
%/bp GAAP Change	(365%)	(9,250	bp)					(300%)
Q3 2026 GAAP Measures	($2,097.1)		(66.3%)	$205.2	$3.6	($515.4)	($1,440.8)	($6.47)
Business and asset actions	2,907.4		92.0%	—	—	695.4	2,212.0	9.92
Non-service pension cost, net	—		—%	—	3.2	0.8	2.4	0.01
Q3 2026 Adjusted Measures	$810.3		25.6%	$205.2	$6.8	$180.8	$773.6	$3.47
Q3 2025 GAAP Measures	$790.6		26.2%	$167.6	($6.0)	$159.6	$721.8	$3.24
Business and asset actions	24.1		0.8%	—	—	8.7	15.4	0.07
Shareholder activism-related costs	25.0		0.8%	—	—	6.2	18.8	0.08
Gain on sale of business	(67.3)		(2.2%)	—	—	(15.4)	(51.9)	(0.23)
Gain on sale of other assets(B)	(31.3)		(1.0%)	—	—	(7.5)	(23.8)	(0.11)
Loss on de-designation of cash flow hedges(C)	—		—%	—	0.3	0.1	0.1	—
Non-service pension cost, net	—		—%	—	10.9	2.8	8.1	0.04
Q3 2025 Adjusted Measures	$741.1		24.5%	$167.6	$5.2	$154.5	$688.5	$3.09
$ Adjusted Change	$69.2							$0.38
%/bp Adjusted Change	9%	110	bp					12%
(A)Calculated and presented on a diluted basis from continuing operations attributable to Air Products. Because we reported a loss from operations in fiscal year 2026, GAAP loss per share is calculated using the basic weighted average share value of 222.8 million, which does not consider outstanding share-based awards due to their anti-dilutive effect. Adjusted earnings per share is calculated using a diluted weighted average share value of 222.9 million.
(B)Reflected on the consolidated income statements within "Other income (expense), net."
(C)Loss attributable to noncontrolling interests was $0.1.

	Nine Months Ended 30 June
2026 vs. 2025	Operating Income/Loss		Operating Margin	Equity Affiliates' Income	Other Non- Operating Inc/Exp, Net	Income Tax Expense/Benefit	Net Income/Loss Attributable to Air Products	Earnings/Loss per Share(A)
2026 GAAP Measures	($609.9)		(6.5)%	$556.8	$3.1	($197.3)	($52.2)	($0.23)
2025 GAAP Measures	(893.8)		(10.1)%	463.7	14.3	(205.5)	(391.4)	(1.76)
$ GAAP Change	$283.9							$1.53
%/bp GAAP Change	32%	360	bp					87%
2026 GAAP Measures	($609.9)		(6.5)%	$556.8	$3.1	($197.3)	($52.2)	($0.23)
Business and asset actions(B)	2,929.4		31.0%	—	6.3	698.5	2,236.6	10.03
Non-service pension cost, net	—		—%	—	11.2	2.8	8.4	0.04
2026 Adjusted Measures	$2,319.5		24.6%	$556.8	$20.6	$504.0	$2,192.8	$9.84
2025 GAAP Measures	($893.8)		(10.1)%	$463.7	$14.3	($205.5)	($391.4)	($1.76)
Business and asset actions(B)	2,952.0		33.3%	6.8	—	649.3	2,306.0	10.35
Shareholder activism-related costs	86.3		1.0%	—	—	14.6	71.7	0.32
Gain on sale of business	(67.3)		(0.8)%	—	—	(15.4)	(51.9)	(0.23)
Gain on sale of other assets(C)	(31.3)		(0.4)%	—	—	(7.5)	(23.8)	(0.11)
Gain on de-designation of cash flow hedges(D)	—		—%	—	(27.0)	(2.2)	(7.2)	(0.03)
Non-service pension cost, net	—		—%	—	32.1	8.1	24.0	0.11
Tax reform adjustment related to deemed foreign dividends	—		—%	—	—	34.9	(34.9)	(0.16)
Tax on repatriation of foreign earnings	—		—%	—	—	(31.4)	31.4	0.14
2025 Adjusted Measures	$2,045.9		23.1%	$470.5	$19.4	$444.9	$1,923.9	$8.63
$ Adjusted Change	$273.6							$1.21
%/bp Adjusted Change	13%	150	bp					14%
(A)Calculated and presented on a diluted basis from continuing operations attributable to Air Products. Because we reported a loss from operations in fiscal years 2026 and 2025, GAAP loss per share was calculated using the basic weighted average share value of 222.8 million and 222.7 million, respectively, and adjusted earnings per share was calculated using a diluted weighted average share value of 222.9 million.
(B)Charge attributable to noncontrolling interests was $0.6 and $3.5 for the nine months ended 30 June 2026 and 2025, respectively.
(C)Reflected on the consolidated income statements in "Other income (expense), net."
(D)Gain attributable to noncontrolling interests was $17.6 for the nine months ended 30 June 2025.
Non-GAAP Adjustments
Business and Asset Actions
During the third quarter of fiscal year 2026, we recorded charges of $2.9 billion pre-tax ($2.2 billion after tax, or $9.92 per share) related to project exit decisions announced on 30 June 2026. Year-to-date charges totaled $2.9 billion pre-tax ($2.2 billion after tax, or $10.03 per share), including $28.3 recorded during the first quarter primarily to update estimates related to project exit decisions announced in fiscal year 2025.
In the prior-year quarter, we recorded charges of $24.1 pre-tax ($15.4 after tax, or $0.07 per share), primarily reflecting revisions to cost estimates associated with project exit actions approved in the second quarter of fiscal year 2025. Year-to-date charges in the prior year totaled $3.0 billion pre-tax ($2.3 billion after tax, or $10.35 per share), which included the initial charges associated with those decisions, as well as costs related to employee actions under our global cost reduction plan.
For additional information, refer to Note 4, Business and Asset Actions, to the consolidated financial statements.
Estimates related to business and asset actions reflect management's best judgment based on information available at the time the charges were recorded. Final settlement of these items may differ materially from current estimates, which could impact our consolidated financial statements in future periods.

Shareholder Activism-Related Costs
In the prior-year quarter, we recorded shareholder activism-related costs of $25.0 pre-tax ($18.8 after tax, or $0.08 per share) in connection with a proxy contest that concluded in January 2025 following certification of the directors elected at the 2025 Annual Meeting of Shareholders. For the nine months ended 30 June 2025, shareholder activism-related costs totaled $86.3 pre-tax ($71.7 after-tax, or $0.32 per share). For additional information, refer to Note 17, Supplemental Information, to the consolidated financial statements.
Gain on Sale of Business
In April 2025, we completed the sale of our 100% ownership interest in a consolidated subsidiary in Singapore for cash proceeds of $104.3. We recognized a gain of $67.3 pre-tax ($51.9 after tax, or $0.23 per share) in connection with the transaction during the third quarter of fiscal year 2025.
Gain on Sale of Other Assets
In June 2025, we sold a regional office in Hersham, England, for cash proceeds of $37.7. We recognized a gain on sale of $31.3 pre-tax ($23.8 after tax, or $0.11 per share) during the third quarter of fiscal year 2025 that was presented within “Other income (expense), net” on our consolidated income statements.
Gain (Loss) on De-designation of Cash Flow Hedges
In fiscal year 2024, we discontinued cash flow hedge accounting for certain interest rate swaps due to changes in the anticipated drawdown timeline for hedged borrowings related to the NEOM Green Hydrogen Project. These swaps are held by NEOM Green Hydrogen Company, a consolidated joint venture accounted for under the variable interest model, in which Air Products holds a one-third ownership interest. As a result of the de-designation, unrealized gains and losses related to the affected swaps were recorded in "Other non-operating income (expense), net" on our consolidated income statements. During the third quarter of fiscal year 2025, we recorded an unrealized loss of $0.3 pre-tax ($0.1 attributable to Air Products after tax), with $0.1 attributable to our noncontrolling partners. For the nine months ended 30 June 2025, the total amount recorded was a net unrealized gain of $27.0 pre-tax ($7.2 attributable to Air Products after tax, or $0.03 per share), with $17.6 attributable to our noncontrolling partners, respectively.
We re-designated the affected swaps as cash flow hedges when the outstanding borrowings under the available project financing became commensurate with the swaps’ notional values. As of 1 January 2026, all swaps were re-designated as cash flow hedges. The unrealized gain on swaps that remained de-designated during the first quarter of fiscal year 2026 was not material.
Non-Service Related Pension Items
Non-service related pension items resulted in net non-operating costs of $3.2 pre-tax ($2.4 after tax, or $0.01 per share) and $11.2 pre-tax ($8.4 after tax, or $0.04 per share) for the three and nine months ended 30 June 2026, respectively, compared to $10.9 pre-tax ($8.1 after tax, or $0.04 per share) and $32.1 pre-tax ($24.0 after tax, or $0.11 per share) for the three and nine months ended 30 June 2025, respectively. Non-service related components are recurring, non-operating items that include interest cost, expected returns on plan assets, prior service cost amortization, actuarial loss amortization, as well as special termination benefits, curtailments, and settlements. The net impact of non-service related components is reflected within “Other non-operating income (expense), net” on our consolidated income statements. Adjusting for the impact of non-service pension components provides management and users of our financial statements with a more accurate representation of our underlying business performance because these components are driven by factors that are unrelated to our operations, such as volatility in equity and debt markets. Further, non-service related components are not indicative of our defined benefit plans’ future contribution needs due to the funded status of the plans.
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
Tax on Repatriation of Foreign Earnings
During the second quarter of fiscal year 2025, we recorded an income tax expense of $31.4 ($0.14 per share) related to estimated withholding taxes on certain foreign earnings no longer considered indefinitely reinvested.

Loss from Discontinued Operations
Our non-GAAP financial measures are presented on a continuing operations basis, which excludes a prior-year pre-tax loss from discontinued operations of $10.6 ($8.0 after tax, or $0.04 per share). The loss was recorded during the third quarter of fiscal year 2025 primarily to increase retained environmental remediation obligations associated with businesses sold in 2008.
ADJUSTED EFFECTIVE TAX RATE
The effective tax rate represents income tax expense (benefit) divided by income or loss before taxes as reported under GAAP. We calculate our adjusted effective tax rate by adjusting both the numerator and the denominator to exclude the tax and pre‑tax effects of our non‑GAAP adjustments, respectively.
The table below presents a reconciliation of the GAAP effective tax rate to our adjusted effective tax rate:

	Three Months Ended 30 June		Nine Months Ended 30 June
	2026	2025	2026	2025
Income tax expense (benefit)	($515.4)	$159.6	($197.3)	($205.5)
Income (Loss) from continuing operations before taxes	(1,937.7)	890.8	(203.4)	(562.0)
Effective tax rate	26.6%	17.9%	97.0%	36.6%
Reconciliations of GAAP to Non-GAAP:
Income tax expense (benefit)	($515.4)	$159.6	($197.3)	($205.5)
Business and asset actions tax impact	695.4	8.7	698.5	649.3
Shareholder activism-related costs tax impact	—	6.2	—	14.6
Gain on sale of business tax impact	—	(15.4)	—	(15.4)
Gain on sale of other assets tax impact	—	(7.5)	—	(7.5)
Loss (Gain) on de-designation of cash flow hedges tax impact	—	0.1	—	(2.2)
Non-service pension cost, net tax impact	0.8	2.8	2.8	8.1
Tax reform adjustment related to deemed foreign dividends	—	—	—	34.9
Tax on repatriation of foreign earnings	—	—	—	(31.4)
Adjusted income tax expense	$180.8	$154.5	$504.0	$444.9
Income (Loss) from continuing operations before taxes	($1,937.7)	$890.8	($203.4)	($562.0)
Business and asset actions	2,907.4	24.1	2,935.7	2,952.0
Shareholder activism-related costs	—	25.0	—	86.3
Gain on sale of business	—	(67.3)	—	(67.3)
Gain on sale of other assets	—	(31.3)	—	(31.3)
Loss (Gain) on de-designation of cash flow hedges	—	0.3	—	(27.0)
Non-service pension cost, net	3.2	10.9	11.2	32.1
Business and asset actions—equity method investment	—	—	—	6.8
Adjusted income from continuing operations before taxes	$972.9	$852.5	$2,743.5	$2,389.6
Adjusted effective tax rate	18.6%	18.1%	18.4%	18.6%

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
The most directly comparable GAAP measure to our non‑GAAP capital expenditures is “Cash used for investing activities,” as reported on our consolidated statements of cash flows. The reconciliation of cash used for investing activities to our reported capital expenditures is provided below:

	Nine Months Ended
	30 June
	2026	2025
Cash used for investing activities	$3,311.5	$5,681.0
Proceeds from sale of assets and investments	132.8	185.4
Purchases of short-term investments	—	(117.6)
Proceeds from short-term investments	—	122.5
Proceeds from other investing activities	19.0	112.7
NGHC expenditures not funded by Air Products' equity(A)	(817.1)	(1,981.2)
Capital expenditures	$2,646.2	$4,002.8
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
As of 30 June 2026, we held cash and cash items of $980.5, of which $803.0 was held outside the U.S. We do not expect a significant portion of the earnings from our foreign subsidiaries and affiliates to be subject to U.S. income tax upon repatriation. Depending on the country in which these entities operate, repatriation of earnings may be subject to foreign withholding and other taxes. However, we intend to indefinitely reinvest the majority of our foreign cash and cash items that would be subject to additional taxes outside the U.S.
Cash Flows From Operations

	Nine Months Ended
	30 June
	2026	2025
Net loss from continuing operations attributable to Air Products	($52.2)	($391.4)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	1,131.1	1,151.4
Deferred income taxes	(511.7)	(497.2)
Tax reform repatriation	—	(34.9)
Gain on sale of business	—	(67.3)
Business and asset actions	2,929.4	2,952.0
Undistributed earnings of equity method investments	(83.8)	(137.8)
Gain on sale of assets and investments	(4.7)	(46.9)
Share-based compensation	38.7	65.7
Noncurrent lease receivables	36.4	40.1
Other adjustments	37.2	31.4
Changes in working capital accounts	(210.8)	(1,069.5)
Cash Provided by Operating Activities	$3,309.6	$1,995.6
For the first nine months of fiscal year 2026, cash provided by operating activities was $3.3 billion. Charges for business and asset actions totaled $2.9 billion, primarily driven by project exit costs as described in Note 4, Business and Asset Actions, to the consolidated financial statements. The adjustment for deferred income taxes of $511.7 was largely attributable to tax deductions associated with these project exit costs. The working capital accounts were a net use of cash of $210.8, primarily driven by a $202.6 use related to payables and accrued liabilities. This use primarily included payments for contract terminations tied to our business and asset actions, previously accrued severance actions under our global cost reduction plan, and incentive compensation under the fiscal year 2025 plan.
For the first nine months of fiscal year 2025, cash provided by operating activities was $2.0 billion. The adjustment for deferred income taxes of $497.2 was driven by the tax impacts of project exit costs as described in Note 4, Business and Asset Actions, to the consolidated financial statements. The working capital accounts were a use of cash of $1.1 billion. The use of cash of $624.6 in other working capital was driven by payments for income taxes that exceeded income tax expense by $538.6, including tax impacts of the project exit costs described in Note 4, Business and Asset Actions, to the consolidated financial statements. We made approximately $395 of tax payments related to the gain on the September 2024 sale of the LNG business in fiscal year 2025. Payables and accrued liabilities were a use of cash of $215.1, primarily due to payments for contract terminations and severance related to our business and asset actions. A use of cash of $102.8 for other receivables was primarily due to the timing of value added tax payments during the construction of the NEOM Green Hydrogen Project. Trade receivables resulted in a use of cash of $91.4, driven by the timing of cash collections.

Cash Flows From Investing Activities

	Nine Months Ended
	30 June
	2026	2025
Additions to plant and equipment, including long-term deposits	($3,354.5)	($5,504.9)
Acquisitions, less cash acquired	—	(59.9)
Investments in and advances to unconsolidated affiliates	(108.8)	(365.4)
Investments in financing receivables	—	(53.8)
Proceeds from sale of assets and investments	132.8	185.4
Purchases of short-term investments	—	(117.6)
Proceeds from short-term investments	—	122.5
Proceeds from other investing activities	19.0	112.7
Cash Used for Investing Activities	($3,311.5)	($5,681.0)
For the first nine months of fiscal year 2026, cash used for investing activities of $3.3 billion was primarily driven by additions to plant and equipment, including long-term deposits, as discussed in the "Capital Expenditures" section below.
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

	Nine Months Ended
	30 June
	2026	2025
Additions to plant and equipment, including long-term deposits	$3,354.5	$5,504.9
Acquisitions, less cash acquired	—	59.9
Investments in and advances to unconsolidated affiliates	108.8	365.4
Investments in financing receivables	—	53.8
NGHC expenditures not funded by Air Products' equity(A)	(817.1)	(1,981.2)
Capital expenditures	$2,646.2	$4,002.8
(A)Reflects the portion of "Additions to plant and equipment, including long-term deposits" that is associated with NGHC, less our approximate cash investment in the joint venture. Substantially all the funding we provide to NGHC is limited for use by the joint venture for its capital expenditures. For additional information regarding this adjustment, refer to page 72.
Capital expenditures for the first nine months of fiscal year 2026 totaled $2.6 billion compared to $4.0 billion in the prior year. Cash outflows for both periods primarily reflect investments in clean energy initiatives, including the NEOM Green Hydrogen Project and Alberta, Canada, as well as ongoing capital spending to maintain and replace assets in our core industrial gases business. Spending on the NEOM Green Hydrogen Project declined in fiscal year 2026 as the project nears completion.

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
We expect capital expenditures for fiscal year 2026 to be approximately $3.5 billion, with continued investment in our energy transition projects, traditional industrial gas projects, and maintenance within our core business. Approximately $1 billion of this amount is expected to be dedicated to traditional industrial gas projects. We anticipate funding these expenditures through our existing cash balance and cash generated from continuing operations. We also have access to capital and money market financing as well as other sources of funding as discussed in the "Financing and Capital Structure" section below.
Cash Flows From Financing Activities

	Nine Months Ended
	30 June
	2026	2025
Long-term debt proceeds	$644.0	$3,978.2
Payments on long-term debt	(662.8)	(380.1)
Net increase in commercial paper and short-term borrowings	77.0	214.7
Dividends paid to shareholders	(1,200.0)	(1,185.7)
Investments by noncontrolling interests	301.5	485.9
Other financing activities	(36.1)	(78.7)
Cash (Used for) Provided by Financing Activities	($876.4)	$3,034.3
For the first nine months of fiscal year 2026, cash used for financing activities was $876.4. The use of cash was driven by cash dividends paid to shareholders of $1.2 billion and long-term debt repayments of $662.8. Long-term debt repayments included the repayment of $550.0 aggregate principal amount of 1.50% senior notes due October 2025. These uses of cash were partially offset by $644.0 of long-term debt proceeds, primarily from incremental borrowings under the project financing arrangement available to NGHC for the NEOM Green Hydrogen Project. Additionally, we received net proceeds of $301.5 from investments by noncontrolling interests in NGHC, and $77.0 from commercial paper, net of repayments, and short-term instruments.
For the first nine months of fiscal year 2025, cash provided by financing activities was $3.0 billion. The source of cash was driven by long-term debt proceeds of $4.0 billion, including $2.7 billion from Euro- and U.S. Dollar-denominated senior fixed-rate notes in February and June 2025. We used the net proceeds from the February 2025 Offering to repay commercial paper obligations, including those incurred prior to the closing of the February 2025 Offering that were used to repay €300 million aggregate principal amount outstanding of our 1.000% Euro-denominated senior fixed-rate notes at maturity, plus accrued interest. We used the net proceeds from the June 2025 Offerings to repay commercial paper obligations and for general corporate purposes. The remaining $1.3 billion was provided from project financing available to the NGHC joint venture as further discussed below. Additionally, we received $485.9 from noncontrolling interests in NGHC and the Blue Hydrogen Industrial Gases Company joint venture in Saudi Arabia. Proceeds, net of repayments, from commercial paper and short-term instruments were $214.7. These sources of cash were partially offset by dividend payments to shareholders of $1.2 billion.

Financing and Capital Structure
Debt
Total debt was $17.7 billion as of both 30 June 2026 and 30 September 2025. Total debt included related party debt of $215.7 and $236.5 as of 30 June 2026 and 30 September 2025, respectively.
Borrowings during the first nine months of fiscal year 2026 primarily included $543 drawn from non-recourse project financing available to the NGHC joint venture, as further discussed below. Additionally, the net increase in commercial paper and short-term borrowings was $77.0. These debt proceeds were offset by the repayment of $550.0 aggregate principal amount of 1.50% senior notes due October 2025.
Various debt agreements to which we are a party include financial covenants and other restrictions, including restrictions pertaining to the ability to create property liens and enter into certain sale and leaseback transactions. As of 30 June 2026, we were in compliance with all the financial and other covenants under our debt agreements.
Committed Credit Facilities
On 26 March 2026, we amended our existing 364-day $500 revolving credit agreement to extend its maturity date from 26 March 2026 to 25 March 2027. The amendment also provides that if we elect to convert the facility into a term loan, the maturity date of the term loan would be 25 March 2028. Fees incurred in connection with the amendment were not material.
We also maintain a five-year $3.0 billion revolving credit agreement that matures on 31 March 2029. Both the 364-day agreement and the five-year agreement are syndicated committed facilities that provide a source of liquidity and support our commercial paper program through the availability of senior unsecured debt to us and certain of our subsidiaries. No borrowings were outstanding under either of the agreements as of 30 June 2026 or 30 September 2025.
Separately, certain of our foreign subsidiaries maintain access to committed credit facilities with a combined maximum borrowing capacity of $409.8, of which $384.6 was borrowed and outstanding as of 30 June 2026. The amount available and borrowed as of 30 September 2025 was $394.0.
NEOM Green Hydrogen Project Financing
To support the NEOM Green Hydrogen Project, NGHC has access to project financing of approximately $6.1 billion, which is expected to fund about 69% of the project and is being drawn over the construction period, as well as additional credit facilities totaling approximately $500 primarily for NGHC's working capital needs. Creditors of NGHC do not have recourse to the general credit of Air Products. As of 30 June 2026, the joint venture had borrowed short- and long-term principal amounts totaling $5.5 billion compared to $4.9 billion as of 30 September 2025. Refer to Note 3, Variable Interest Entities, to the consolidated financial statements for additional information.
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
Dividends are paid quarterly, typically during the sixth week following the close of the fiscal quarter. During the first nine months of fiscal year 2026, we paid $1.2 billion in dividends to shareholders. Dividends declared but unpaid as of the date of this report were as follows:

Declaration Date	Dividend Per Share	Record Date	Date Payable
23 April 2026	$1.81	1 July 2026	10 August 2026
22 July 2026	$1.81	1 October 2026	9 November 2026
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
Net Periodic Cost
The table below summarizes the components of net periodic cost for our U.S. and international defined benefit pension plans:

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2026	2025	2026	2025
Service cost	$4.7	$5.3	$14.1	$15.5
Non-service cost	3.2	10.9	11.2	32.1
Other	0.3	0.1	0.9	0.2
Net Periodic Cost	$8.2	$16.3	$26.2	$47.8
Net periodic cost was $8.2 and $26.2 for the three and nine months ended 30 June 2026, respectively. Net periodic cost was $16.3 and $47.8 for the three and nine months ended 30 June 2025, respectively. The lower non-service related costs are the result of higher expected return on plan assets from increases in the return assumption and a decrease in actuarial loss amortization. Non-service related components of net periodic cost are reflected within "Other non-operating income (expense), net" on our consolidated income statements.
Service costs result from benefits earned by active employees and are reflected as operating expenses primarily within "Cost of sales" and "Selling and administrative expense" on our consolidated income statements. The amount of service costs capitalized in the first nine months of fiscal years 2026 and 2025 was not material.
Company Contributions
Management considers various factors when making pension funding decisions, including tax, cash flow, and regulatory implications. For the nine months ended 30 June 2026 and 2025, our cash contributions to funded pension plans and benefit payments for unfunded pension plans were $18.4 and $20.8, respectively.
Total contributions for fiscal year 2026 are expected to be approximately $25 to $35. During fiscal year 2025, total contributions were $29.9.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
A description of our major accounting policies, including those that we consider to be the most critical to understanding our financial statements, is included in our 2025 Form 10-K. There were no significant changes to our accounting policies during the first nine months of fiscal year 2026.
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
During the first nine months of fiscal year 2026, we recorded project exit charges of $2.9 billion pre-tax ($2.2 billion after-tax, or $10.03 per share) as described in Note 4, Business and Asset Actions, to the consolidated financial statements. The pre-tax charges included an impairment loss of $2.2 billion for plant and equipment associated with project exit decisions. These assets had a carrying value of $201.2 as of 30 June 2026.
The fiscal year 2026 pre-tax charges also included $22.0 recorded to operating income during the first quarter to update estimates for project-related commitments and asset disposal costs associated with project exits previously announced in fiscal year 2025.
In addition to the plant and equipment discussed above, our balance sheet as of 30 June 2026 includes long-lived assets classified as held for sale with a carrying value of $461.6. These assets are associated with prior-year project exit decisions and met the held-for-sale criteria beginning in the fourth quarter of fiscal year 2025. The related impairment charges were recognized upon classification of the assets as held for sale. We continue to actively market these assets and remain engaged in sales and negotiation efforts. Fair value, including costs to sell, was estimated using an internally developed discounted cash flow analysis as of 30 September 2025. There were no material changes in valuation assumptions or the estimated fair value, including costs to sell, for these assets as of 30 June 2026.
Estimates related to project exit decisions are considered critical because they involve significant assumptions regarding future cash flows, asset disposition strategies, and market conditions, all of which are subject to change and could materially affect the measurement and timing of impairment charges. The fair value measurements associated with these project exit decisions were classified within Level 3 of the fair value hierarchy due to the absence of observable market prices and significant use of management judgment and estimation techniques. Additionally, because the project review is ongoing, we may make further project-related decisions that could impact the intended use or recoverability of certain assets, potentially resulting in the recognition of additional charges in future periods.
During the first nine months of fiscal year 2026, we also recorded changes to project revenue and cost estimates on certain sale of equipment projects that are accounted for under the cost incurred input method. Accordingly, we recorded cumulative effect adjustments that unfavorably impacted operating income (loss) by $78 for the nine months ended 30 June 2026.
There were no other changes to our estimates during the first nine months of fiscal year 2026 that had a significant impact on our financial condition, change in financial condition, liquidity, or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information on our utilization of financial instruments and an analysis of the sensitivity of these instruments to selected changes in market rates and prices is included in our 2025 Form 10-K.
Our net financial instrument position decreased from a liability of $17.2 billion at 30 September 2025 to a liability of $17.0 billion at 30 June 2026. The decrease was primarily due to the repayment of $550.0 principal amount outstanding of our 1.50% U.S. senior note at maturity in October 2025 and a reduction to the fair value of our Euro-denominated debt due to the strengthening of the U.S Dollar versus the Euro. These decreases were partially offset by $543 of additional long-term principal borrowings under the project financing associated with the NEOM Green Hydrogen Project as discussed in Note 3, Variable Interest Entities, to the consolidated financial statements.
Interest Rate Risk
Our debt portfolio as of 30 June 2026, including the effect of currency and interest rate swap agreements, was composed of 92% fixed-rate debt and 8% variable-rate debt. Our debt portfolio as of 30 September 2025, including the effect of currency and interest rate swap agreements, was composed of 91% fixed-rate debt and 9% variable-rate debt. The decrease in variable-rate debt is primarily due to the maturity of interest rate swaps designated as fair value hedges during October 2025.
The sensitivity analysis related to the interest rate risk on the fixed portion of our debt portfolio assumes an instantaneous 100 bp parallel move in interest rates from the level at 30 June 2026, with all other variables held constant. A 100 bp increase in market interest rates would result in a decrease of $1,010 and $1,128 in the net liability position of financial instruments at 30 June 2026 and 30 September 2025, respectively. A 100 bp decrease in market interest rates would result in an increase of $1,135 and $1,290 in the net liability position of financial instruments at 30 June 2026 and 30 September 2025, respectively.
There were no material changes to the sensitivity analysis related to the variable portion of our debt portfolio since 30 September 2025.
Foreign Currency Exchange Rate Risk
The sensitivity analysis related to foreign currency exchange rates assumes an instantaneous 10% change in the foreign currency exchange rates from their levels at 30 June 2026, with all other variables held constant. A 10% strengthening or weakening of the functional currency of an entity versus all other currencies would result in a decrease or increase, respectively, of $703 and $565 in the net liability position of financial instruments at 30 June 2026 and 30 September 2025, respectively. The increase in sensitivity is primarily due to the origination of cross currency interest rate swaps between the U.S. Dollar and each of the Chinese Renminbi, South Korean Won, and New Taiwan Dollar.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Under the supervision of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of 30 June 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of 30 June 2026, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended 30 June 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 5. Other Information
None of the Company’s directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the third quarter of fiscal year 2026.

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

Air Products and Chemicals, Inc.
(Registrant)

By:	/s/ Melissa N. Schaeffer
Melissa N. Schaeffer Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	30 July 2026